Form 10-Q
period 1996-03-31
SIBIA NEUROSCIENCES INC
filed 1996-06-24
CIK 1011065

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1996

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number: 0-28310

                           SIBIA Neurosciences, Inc.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        95-3616229
- ------------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification No.)
incorporation or organization)

505 Coast Boulevard South, Suite 300, La Jolla, CA                  92037
- ------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)

                                 (619) 452-5892
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.  Yes ____           No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Class                                     Outstanding at June 10, 1996
                          -----                                     ----------------------------
         Common Stock, $.001 par value                                         8,978,213

                           SIBIA Neurosciences, Inc.

                                     INDEX



                                                                                     PAGE
                                                                                     ----
PART I. FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements (unaudited)

         Condensed Balance Sheet as of December 31, 1995
         and March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . .      3

         Condensed Statement of Operations for the three
         months ended March 31, 1995 and 1996 . . . . . . . . . . . . . . . . . .      4

         Condensed Statement of Cash Flows for the three
         months ended March 31, 1995 and 1996 . . . . . . . . . . . . . . . . . .      5

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . .      6

ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . . . .      8


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 2.  Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 3.  Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . .     13

ITEM 4.  Submission of Matters to a Vote of
          Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . . . .     13

ITEM 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .     15

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .     15


SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements


                           SIBIA Neurosciences, Inc.
                            Condensed Balance Sheet

                                                                                                            Pro forma Balance Sheet
                                                                                         March 31, 1996       Unaudited (Note 1)
Assets                                                            December 31, 1995       (Unaudited)            March 31, 1996
Current assets:
    Cash and cash equivalents                                            $2,274,000          $3,199,000                 $29,369,000
    Investment securities                                                14,214,000          11,781,000                  11,781,000
    Contracts and accounts receivable                                        35,000           1,185,000                   1,185,000
    Prepaid expenses and other current assets                               238,000             587,000                     241,000
                                                                        -----------         -----------                 -----------
       Total current assets                                              16,761,000          16,752,000                  42,576,000
                                                                        -----------         -----------                 -----------
Property and equipment - net                                              1,387,000           1,423,000                   1,423,000
Other assets                                                                103,000             110,000                     110,000
                                                                        -----------         -----------                 -----------
                                                                        $18,251,000         $18,285,000                 $44,109,000
                                                                        ===========         ===========                 ===========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                     $1,006,000          $1,596,000                  $1,596,000
    Accrued liabilities                                                   1,167,000           1,329,000                   1,329,000
    Deferred revenue                                                        250,000             250,000                     250,000
                                                                        -----------         -----------                 -----------
       Total current liabilities                                          2,423,000           3,175,000                   3,175,000
                                                                        -----------         -----------                 -----------
Capital lease obligations                                                   721,000             737,000                     737,000
                                                                        -----------         -----------                 -----------

Stockholders' equity:
   Convertible preferred stock, $.001 par value,
        5,000,000 shares authorized:
  Series A - 173,611 shares designated, issued and outstanding as of December 31, 1995 and March 31, 1996 ($2,500,000
     total liquidation preference). Convertible into Common
     Stock at 2.35-for-1. No shares issued and outstanding
     as of March 31, 1996 - pro forma (unaudited)
  Series B - 600,000 shares designated; 22,900
     and 32,200 shares issued and outstanding as of
     December 31, 1995 and March 31, 1996. Convertible
     into Common Stock at 2.35-for-1. No shares
     issued and outstanding as of March 31, 1996 -
     pro forma (unaudited)
  Series C - 280,000 shares designated,
     issued and outstanding as of December 31, 1995 and March 31, 1996
     ($7,000,000 total liquidation preference). Convertible
     into Common Stock at 2.35-for-1. No shares
     issued and outstanding as of March 31, 1996 -
     pro forma (unaudited)
  Common stock - $.001 par value, 25,000,000 shares
       authorized; 4,899,884, 5,178,110 and 8,874,311 shares issued and
      outstanding at December 31, 1995, March 31, 1996 and                    5,000               5,000                       9,000
      March 31, 1996 - pro forma (unaudited)
    Additional paid-in capital                                           31,869,000          33,539,000                  59,359,000
    Deferred compensation                                                  (635,000)         (1,512,000)                 (1,512,000)
    Notes receivable from stockholders                                      (82,000)           (671,000)                   (671,000)
    Net unrealized gains on investments securities
       available for sale                                                    79,000              76,000                      76,000
    Accumulated deficit                                                 (16,129,000)        (17,064,000)                (17,064,000)
                                                                        -----------         -----------                 -----------
           Total stockholders' equity                                    15,107,000          14,373,000                  40,197,000
                                                                        -----------         -----------                 -----------
                                                                        $18,251,000         $18,285,000                 $44,109,000
                                                                        ===========         ===========                 ===========



See accompanying notes.

                           SIBIA Neurosciences, Inc.
                 Condensed Statement of Operations (Unaudited)

                                                                     Three Months Ended
                                                                          March 31,
                                                                 1995                  1996
                                                               ----------           ----------
Revenue:
   Contract                                                    $1,117,000           $2,327,000
   License and royalty                                             57,000               57,000
        Total revenue (including $711,420
        and $770,355 in related-party revenue               -------------          -----------
        for 1995 and 1996, respectively)                        1,174,000            2,384,000
                                                            -------------          -----------


Expenses:
   Research and development                                     2,111,000            2,675,000
   General and administrative                                     697,000              852,000
                                                            -------------          -----------
                                                                2,808,000            3,527,000
                                                            --------------         -----------
                                                               (1,634,000)          (1,143,000)
                                                            -------------          -----------
Other income (expense):
        Settlement of litigation                                  555,000                   --
        Interest income                                            94,000              225,000
        Interest expense                                          (18,000)             (17,000)
       Other                                                       18,000                   --
                                                            -------------          -----------
                                                                  649,000              208,000
                                                            -------------          -----------

Net loss                                                        ($985,000)           ($935,000)
                                                            =============          ===========


Net loss per common share                                          ($0.18)              ($0.19)
                                                            =============          ===========

Weighted average number of common
    shares outstanding                                          5,476,703            4,981,619
                                                            =============          ===========



See accompanying notes.

                           SIBIA Neurosciences, Inc.
                 Condensed Statement of Cash Flows (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                                 1995                            1996
                                                                              -----------                    -----------
Cash flows from operating activities:
   Net loss                                                                    ($985,000)                     ($935,000)
Adjustments to reconcile net loss to net cash
  used by operating activities:
     Depreciation and amortization                                               112,000                        138,000
     Compensation from issuance of common stock options                               --                        169,000
     (Gain) loss on disposal of property                                         (18,000)                         4,000
     Net amortization of premium and discount on
          investment securities                                                  (51,000)                      (179,000)
     Increase (decrease) in cash resulting from changes in:
        Contract and accounts receivable                                         141,000                     (1,150,000)
        Prepaid expenses and other assets                                         12,000                       (359,000)
        Accounts payable                                                         (69,000)                       590,000
        Accrued liabilities and other                                            577,000                        131,000
                                                                              ----------                    -----------
           Net cash used by operating activities                                (281,000)                    (1,591,000)
                                                                              ----------                    -----------

Cash flows from investing activities:
   Purchases of investment securities  held-to-maturity                       (1,485,000)                    (4,202,000)
   Maturities of investment securities  held-to-maturity                       1,165,000                      6,792,000
   Principal payments received on investment securities
       available-for-sale                                                         43,000                         19,000
   Proceeds from disposal of property and equipment                               25,000                             --
   Acquisition of property and equipment                                          (7,000)                       (20,000)
                                                                              ----------                    -----------

           Net cash (used) provided by investing activities                     (259,000)                     2,589,000
                                                                              ----------                    -----------

Cash flows from financing activities:
   Proceeds from exercise of stock options                                         4,000                         35,000
   Principal payments on capital lease obligations                               (85,000)                      (108,000)
                                                                              ----------                    -----------

            Net cash used by financing activities                                (81,000)                       (73,000)
                                                                              ----------                    -----------

Net (decrease) increase in cash and cash equivalents                            (621,000)                       925,000
Cash and cash equivalents at beginning of period                               1,948,000                      2,274,000
                                                                              ----------                    -----------

Cash and cash equivalents at end of period                                    $1,327,000                     $3,199,000
                                                                              ==========                    ===========



See accompanying notes.

                           SIBIA Neurosciences, Inc.
                       NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1996
                                  (unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in SIBIA Neurosciences, Inc.'s (SIBIA or the Company) prospectus dated May 9, 1996 filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

The unaudited pro forma balance sheet as of March 31, 1996 gives effect to the net proceeds received for the issuance of Common Stock upon the closing of the Company's private placement and initial public offering ("IPO"). The unaudited pro forma balance sheet also gives effect to the automatic conversion of each share of Series A, B, and C Convertible Preferred Stock into 2.35 shares of Common Stock (Note 5).

2.       NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the shares outstanding as of March 31, 1995 have been adjusted to reflect shares of common stock and common stock equivalents issued within one year prior to the Company's IPO at prices below the IPO price (using the treasury stock method). Other common stock equivalents are antidilutive and are excluded from the computation of net loss per common share. All Common Stock share and per share information has been adjusted for the 2.35-for-1 stock split (Note 4) of the outstanding shares of Common Stock for all periods presented.

3.       SIGNIFICANT COLLABORATIVE AGREEMENTS

Total costs incurred under the Company's various collaborative agreements for the three months ended March 31, 1995 and 1996, including certain administrative costs, aggregated $920,000 and $1,485,000, respectively.

4.       STOCKHOLDERS' EQUITY

In March 1996, the Board of Directors authorized a 2.35-for-1 stock split and increased the total authorized shares of Common Stock outstanding to 25,000,000. The Convertible Preferred Stock conversion rate was also changed to 2.35-for-1. The 1995 stockholders' equity accounts have been restated to give effect to the Common Stock split and increased share authorization. All earnings per share and other data presented have also been restated to give effect to the stock split.

In March 1996, options to purchase 120,200 shares of Series B Convertible Preferred Stock were exercised at $5.00 per share in exchange for notes receivable that bear interest at 7% per annum. Of these shares, 110,600 shares were converted into 259,910 shares of Common Stock.

In March 1996, the Company issued options to purchase 157,168 shares of Common Stock with an exercise price of $1.91 per share resulting in deferred compensation of $910,000, which is being recognized as expense over the related four-year vesting period.

5.       SUBSEQUENT EVENT

The Company completed an IPO of Common Stock on May 15, 1996. The Company issued 2,100,000 shares of Common Stock in the IPO for $11.00 per share resulting in net proceeds of $20,825,000, after the underwriters' discount and offering costs. Concurrently with the closing of the IPO, the Company issued 454,545 shares of Common Stock, for $11.00 per share, in a private placement to CIBA-GEIGY Limited ("Ciba"), one of the Company's collaborative partners and an existing stockholder, resulting in $5,000,000 in proceeds. The IPO and Ciba Common Stock issuance resulted in Ciba's 12% ownership of the Company's outstanding Common Stock on a pro forma basis (Note 1). The unaudited pro forma balance sheet assumes the IPO and related sale of Common Stock to Ciba were consummated on March 31, 1996 with the gross proceeds from the IPO reduced by the total offering costs.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's prospectus dated May 9, 1996 under the heading "Risk Factors".

SIBIA is engaged in the discovery and development of novel, small molecule therapeutics for CNS disorders based on the Company's unique approach to characterizing the molecular processes involved in such disorders. SIBIA is focusing its efforts on developing compounds for the treatment of Parkinson's disease, Alzheimer's disease, stroke, head trauma, epilepsy, chronic pain, schizophrenia and other neurological, psychiatric and neurodegenerative disorders, many of which have large patient populations and represent critical unmet medical needs.

The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. Except for 1995, the Company has incurred net losses every year since shifting its area of therapeutic focus to the central nervous system in 1991. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research and development expenditures increase. The Company's revenue for the next several years will be limited to payments under its collaborative agreements, license fees, interest income and other miscellaneous income. As of March 31, 1996, the Company's accumulated deficit was approximately $17.1 million.

RESULTS OF OPERATIONS

Revenue

Total revenue increased by 103%, from $1,174,000 in the first quarter 1995 to $2,384,000 in the first quarter 1996. The increase in total revenue was primarily the result of increases in contract revenues recognized pursuant to a new collaborative agreement with Bristol-Myers Squibb and the reimbursement of additional costs and fees in the aggregate amount of $475,000 from Ciba, pursuant to the terms of the extension of a collaborative agreement.

Expenses

Total expenses increased by 26%, from $2,808,000 in the first quarter 1995 to $3,527,000 in the first quarter 1996. The increase in total expenses was primarily attributable to an increase in research and development expenses of 27%, from $2,111,000 in the first quarter 1995 to $2,675,000 in the first quarter 1996. This was the result of an increase in research and development personnel and related costs for a new collaborative agreement with Bristol-Myers Squibb, expanded programs in drug discovery, and outside preclinical expenses. General and administrative expenses increased by 22%, from $697,000 in the first quarter of 1995 to $852,000 in the first quarter of 1996. The increase in general and administrative expenses was primarily due to compensation expense relating to stock option grants and increases in fringe benefit expenses.

Other Income

The Company's other income includes interest income, interest expense and in the first quarter of 1995, income from the settlement of certain litigation. Other income during the first quarter of 1996 decreased by 68%, or $441,000, as compared to the first quarter of 1995, primarily due to payments received in 1995 from the settlement of certain litigation.

The Company expects that results of operations in the future will fluctuate significantly from period to period. Such fluctuations may result from numerous factors, including the amount and timing of future license agreements, the timing of revenues earned under existing or future corporate collaborations or joint ventures, if any, technological advances and determinations as to the commercial potential of proposed compounds, the progress of the Company's drug discovery and development programs, the receipt of necessary regulatory approvals, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, the status of competitive products and technologies and the timing and availability of financing for the Company, including existing or future strategic alliances and joint ventures with third parties. In addition, because the Company is in the early stage of development with respect to its CNS technologies and due to the one-time nature of certain payments the Company has received, comparisons of its historical results may not be meaningful.

LIQUIDITY AND CAPITAL RESOURCES

SIBIA has financed its operations primarily through the sale of Convertible Preferred Stock, Common Stock and through funds provided by its partners under collaborative agreements. The Company has also received funds from the sale of its interest in the SISKA Diagnostics, Inc. joint venture and the settlement of certain litigation. The funds received were invested in investment securities and are being used to finance its operations. The Company receives payments under collaborative agreements primarily in the form of contract revenue. Such agreements also provide for milestone payments, if milestones are achieved, and royalties, if products are commercialized.

On May 9, 1996, SIBIA completed an initial public offering of 2,100,000 shares of Common Stock and concurrently, in a private placement, the Company sold 454,545 shares to Ciba, one of the Company's collaborative partners and an existing stockholder. The share price for both the IPO and private placement was $11.00 per share resulting in total gross proceeds of $28.1 million, before expenses of $2,275,000.

SIBIA expects to receive royalties on sales of Myotrophin, a product based on the insulin-like growth factor-1 ("IGF-1") molecule being developed by Cephalon, Inc. ("Cephalon"), if it receives FDA approval, although there can be no assurances that Myotrophin will receive such approval. With the exception of Myotrophin, the Company does not expect to receive royalties based upon net sales of drugs that may be developed for a significant number of years, if at all.

To date, the majority of the Company's expenditures have been for research and development activities. The Company expects to incur substantial research and development expenses as its discovery and development programs progress, including continued increases in personnel costs and costs related to preclinical testing and clinical trials, if any. General and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. The Company believes that the cash, cash equivalents and investment securities balance of $14,980,000 as of March 31, 1996 ($41,150,000 pro forma) will be used primarily to support continued research and development of its technologies and general and administrative expenses and for other general corporate purposes.

The Company leases laboratory and office facilities under an agreement expiring on December 31, 1997. The minimum annual payment under the lease is approximately $1,290,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 1997. Management believes that it should be able to secure additional space at commercially reasonable rates if necessary. The Company has an option to extend its lease for an additional five years. The Company recently contracted for a fully automated functional high throughput screening system and related equipment with an expected cost of approximately $750,000, of which $500,000 will be provided by Ciba (which may be credited against future milestone payments) in accordance with the collaborative agreement.

SIBIA is an early-stage biotechnology company. The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. There can be no assurance that any products will be successfully discovered or developed by the Company or its collaborative partners, be approved for clinical trials, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be marketed successfully. The failure of the Company or its collaborative partners to discover or develop commercially viable products or successfully market such products would have a material adverse effect on the Company's business.

The Company will require substantial additional funds to conduct research and development and preclinical and clinical testing of its compounds and patented products. There can be no assurance that the Company will generate a positive internal cash flow for several years, due to substantial additional research and development costs. The Company believes that the net proceeds from the IPO and the sale of the Ciba shares, together with its available cash reserves and funds from collaborative agreements, should be adequate to satisfy its capital requirements through the end of 1998. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. The Company intends to seek additional funding through research and development relationships with suitable corporate collaborators or through public or private financing. There can be no assurance that the Company will be successful in its efforts to collaborate with additional partners or that additional financing from other sources will be available on favorable terms, if at all. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs or obtain funds through additional arrangements with corporate partners or others which may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish, which could have a material adverse effect on the Company's business.

The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its compounds includes entering into various collaborations with corporate partners, licensors, licensees and others. The Company has entered into collaborative arrangements with Eli Lilly and Company ("Lilly"), Ciba and Bristol-Myers Squibb and intends to enter into additional collaborations. These collaborators have agreed to fund the research and development of compounds discovered under their respective agreements, conduct clinical testing of lead compounds, prepare and file submissions for regulatory approval, make milestone payments to SIBIA upon the achievement of certain goals and pay royalties on any resulting products. There can be no assurance that these collaborations will continue or be successful or that any products will be developed. There can be no assurance that the Company will ever receive any milestone or royalty payments under these agreements.

Each of the Company's collaborative partners has the right to terminate its respective collaboration under certain circumstances. Furthermore, Lilly can terminate its collaboration with the Company upon six months' prior written notice, which may be given at anytime, and Ciba can terminate its collaboration with the Company upon six months' prior written notice, which may be given at anytime beginning March 1997. There can be no assurance that collaborators will not terminate their respective collaborations. In addition, there can be no assurance that collaborators will not pursue alternative technologies to develop treatments for the diseases targeted by the respective collaborative programs. If any of the Company's collaborative partners terminates or breaches its agreement with the Company or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable collaborative agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected, which would have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements have accounted for 95% and 98% of total revenues for the three months ended March 31, 1995 and 1996, respectively, such a termination or breach could materially adversely affect the Company's results of operations and financial condition.

The Company has recently entered into discussions with Lilly regarding a proposed amendment of its agreement with Lilly. As currently in effect, the Company's agreement with Lilly expires pursuant to its terms in May 1997. The Company anticipates that an amendment to the current agreement will be made that would reduce the level of funding effective in November 1996, but may extend the term of support one or more years. There can be no assurance that the Company and Lilly will amend their current agreement or that they will amend it as indicated above.

The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. There can be no assurance that patents issued to or licensed by the Company will not be infringed or will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company's technology or products that the Company may develop or other competitive advantages to the Company.

Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. Moreover, if competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Similarly, the Company may have to participate in opposition proceedings with respect to granted European patents. The Company is aware of a third-party patent application that may elicit an interference proceeding with one of the Company's patent applications in the PTO. In addition, the Company believes that certain claims in three of its other patent applications may elicit such proceedings. Further, the Company currently is opposing an issued patent of a third party in Europe. There can be no assurance that the Company will prevail in these proceedings. Also, there can be no assurance that the validity of the Company's patents, if issued, would be upheld by a court of competent jurisdiction. An adverse outcome in patent prosecution or in litigation with respect to the validity of any of the Company's patents could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company's business.

The production and marketing of products that the Company may develop and its ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. The Company has no experience in developing a product through the clinical trial process. The Company intends to establish collaborative relationships to conduct clinical trials and seek regulatory approvals to market products that it may develop, although there can be no assurance that the Company will be able to develop or maintain such relationships or that such approvals will be received on a timely basis, if at all.

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings:

         The Company is involved in certain legal or administrative proceedings generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters will have a material adverse effect on its financial position or results of operations.


ITEM 2.  Changes in Securities:

         In March 1996, the Company received stockholder approval to amend the Company's Certificate of Incorporation and Bylaws in certain respects as described in Item 4.


ITEM 3.  Defaults Upon Senior Securities:

         None.


ITEM 4.  Submission of Matters to a Vote of Security Holders:

         1. In March 1996, the Company solicited the vote of the stockholders of the Company by written consent on the proposals set forth below and received for each proposal the votes indicated below:

                 (a) Matters which were approved effective prior to the initial public offering of the Common Stock of the
                          Company:

                          (i) The amendment of the Company's Certificate of Incorporation to change the name of the Company from "The Salk Institute Biotechnology/Industrial Associates, Inc." to "SIBIA Neurosciences, Inc."

                          (ii) The amendment of the Company's Certificate of Incorporation to increase the total number of authorized shares of the Company's Common Stock from 10,000,000 shares to 25,000,000 shares.

                          (iii) The amendment of the Company's Certificate of Incorporation to effect a 2.35-for-1 split of the outstanding hares of the Company's Common Stock.

                          (iv) The amendment of the Company's Certificate of Incorporation to provide for the automatic conversion of the outstanding shares of Series B Preferred Stock of the Company into shares of Common Stock of the Company upon the closing of the initial public offering of the Company's Common Stock.

                 (b) Matters which were approved effective upon the closing of the initial public offering of the Company's Common Stock:

                          (i) The amendment of the Company's Certificate of Incorporation to eliminate certain provisions relating to the Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock of the Company following the conversion of such Preferred Stock into Common Stock of the Company upon the closing of the initial public offering of the Company's Common Stock.

                          (ii) The amendment of the Company's Certificate of Incorporation to include a provision authorizing the Board of Directors of the Company to approve the issuance and designate the rights, preferences and privileges of one or more new series of Preferred Stock.

                          (iii) The amendment of the Company's Certificate of Incorporation and Bylaws to adopt certain stockholder protection measures.

                 (c) For each of the proposals presented to the stockholders for their approval under subparagraphs 1(a) and 1(b) above, the votes cast, in each instance, were as follows:

                                                                   For            Against            Abstained
                            Common Stock                        1,595,582            0                496,770
                            Series A Preferred                          0            0                173,611
                            Series B Preferred                     20,700            0                 11,500
                            Series C Preferred                    280,000            0                      0

         2. In April 1996, the Company solicited the vote of the stockholders of the Company by written consent on the proposals set forth below and received for each proposal the votes indicated below:

                 (a) To ratify, confirm and approve the adoption by the Board of the following employee and director compensation plans of the Company:

                          (i)     1996 Equity Incentive Plan;

                          (ii)    Employee Stock Purchase Plan; and

                          (iii)   Non-Employee Directors' Stock Option Plan

                 (b) To approve a form of Indemnity Agreement to be entered into between the Company and its officers and directors.

                 (c) For each of the proposals presented to the stockholders for their approval under subparagraphs 2(a) and 2(b) above, the votes cast, in each instance, were as follows:

                                                                  For           Against           Abstained
                          Common Stock                         3,677,921           0              1,239,106
                          Series A Preferred                     407,985           0                      0
                          Series B Preferred                      44,415           0                 31,255
                          Series C Preferred                     658,000           0                      0


ITEM 5.  Other Information:

         None.


ITEM 6.  Exhibits and Reports on Form 8-K:

         (a)     Exhibits

                 11.1 - Statement re: Computation of Loss Per Share

         (b)     Reports on Form 8-K

                 None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                       SIBIA Neurosciences, Inc.



Date:      6-24-96                     By:    /s/ THOMAS A. REED
      -------------------------           -------------------------------------
                                          Thomas A. Reed
                                          Vice President, Finance &
                                          Administration, and Chief Financial
                                          Officer
                                          (on behalf of the registrant and as
                                          the registrant's principal financial
                                          officer)