Form 10-Q
period 1996-06-30
SIBIA NEUROSCIENCES INC
filed 1996-08-14
CIK 1011065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1996

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-28310

                            SIBIA Neurosciences, Inc.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      95-3616229
- ------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

505 Coast Boulevard South, Suite 300, La Jolla, CA            92037
- ------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (619) 452-5892
- ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- ------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes X     No
                                     ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at July 31, 1996
           -----                                 ----------------------------
Common Stock, $.001 par value                              8,978,213

                            SIBIA Neurosciences, Inc.

                                      INDEX

                                                                           PAGE
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

         Condensed Balance Sheet as of December 31, 1995
          and June 30, 1996 (Unaudited) .....................................3

         Condensed Statement of Operations (Unaudited) for the Three
          and Six Months Ended June 30, 1995 and 1996 .......................4

         Condensed Statement of Cash Flows (Unaudited) for the Three
          and Six Months Ended June 30, 1995 and 1996 .......................5

         Notes to Financial Statements (Unaudited) ..........................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................8

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................14

ITEM 2.  Changes in Securities .............................................14

ITEM 3.  Defaults Upon Senior Securities ...................................14

ITEM 4.  Submission of Matters to a Vote of Security Holders ...............14

ITEM 5.  Other Information .................................................14

ITEM 6.  Exhibits and Reports on Form 8-K ..................................15


SIGNATURE ..................................................................16

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements

                           SIBIA Neurosciences, Inc.
                            Condensed Balance Sheet

                                                December 31, 1995       June 30, 1996
                                                                         (Unaudited)
Assets
Current assets:
  Cash and cash equivalents                     $ 2,274,000             $ 14,649,000
  Investment securities                          14,214,000               26,750,000
  Contracts and accounts receivable                  35,000                  131,000
  Prepaid expenses and other current assets         238,000                  453,000
                                                -----------             ------------
    Total current assets                         16,761,000               41,983,000
                                                -----------             ------------

Property and equipment - net                      1,387,000                1,396,000
Other assets                                        103,000                   73,000
                                                -----------             ------------
                                                $18,251,000             $ 43,452,000
                                                ===========             ============
Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                              $ 1,006,000             $  1,245,000
  Accrued liabilities                             1,167,000                1,127,000
  Deferred revenue                                  250,000                1,235,000
                                                -----------             ------------
    Total current liabilities                     2,423,000                3,607,000
                                                -----------             ------------
Capital lease obligations                           721,000                  626,000
                                                -----------             ------------

Commitments and contingencies (Note 6)

Stockholders' equity:
  Convertible preferred stock,
    $.001 par value,
    5,000,000 shares authorized:
  Series A - 173,611 shares designated,
    issued and outstanding as of
    December 31, 1995. No shares issued
    and outstanding as of June 30, 1996.
  Series B - 600,000 shares designated;
    22,900 shares issued and outstanding
    as of December 31, 1995. No shares
    issued and outstanding as of
    June 30, 1996.
  Series C - 280,000 shares designated,
    issued and outstanding as of
    December 31, 1995. No shares issued
    and outstanding as of June 30, 1996.
  Common stock - $.001 par value,
    25,000,000 shares authorized;
    4,899,884 and 8,978,213 shares issued
    and outstanding at December 31, 1995
    and June 30, 1996.                              5,000                      9,000
  Additional paid-in capital                   31,869,000                 59,556,000
  Deferred compensation                          (635,000)                (1,350,000)
  Notes receivable from stockholders              (82,000)                  (667,000)
  Net unrealized gains on investment
    securities available for sale                  79,000                     72,000
  Accumulated deficit                         (16,129,000)               (18,401,000)
                                              -----------               ------------
      Total stockholders' equity               15,107,000                 39,219,000
                                              -----------               ------------
                                              $18,251,000                $43,452,000
                                              ===========               ============

See accompanying notes.

                           SIBIA Neurosciences, Inc.
                 Condensed Statement of Operations (Unaudited)

                                                               Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
                                                             1995              1996           1995          1996
                                                          ------------    ------------    ------------   -----------

Revenue:
  Contract                                                 $ 1,188,000     $ 2,029,000     $ 2,305,00O   $ 4,356,000
  License and royalty                                          343,000          15,000         400,000        72,000
                                                           -----------     -----------     -----------   -----------
    Total revenue (Note 3)                                   1,531,000       2,044,000       2,705,000     4,428,000
                                                           -----------     -----------     -----------   -----------
Expenses:
  Research and development                                   2,153,000       2,981,000       4,264,000     5,656,000
  General and administrative                                   689,000         792,000       1,386,000     1,644,000
                                                           -----------     -----------     -----------   -----------
                                                             2,842,000       3,773,000       5,650,000     7,300,000
                                                           -----------     -----------     -----------   -----------
                                                            (1,311,000)     (1,729,000)     (2,945,000)   (2,872,000)
                                                           -----------     -----------     -----------   -----------
Other income (expense):
  Settlement of litigation                                                                     555,000
  Interest income                                               92,000         404,000         186,000       629,000
  Interest expense                                             (18,000)        (17,000)        (36,000)      (34,000)
  Other                                                                          5,000          18,000         5,000
                                                           -----------     -----------     -----------   -----------
                                                                74,000         392,000         723,000       600,000
                                                           -----------     -----------     -----------   -----------

Net loss                                                   $(1,237,000)    $(1,337,000)    $(2,222,000)  $(2,272,000)
                                                           ===========     ===========     ===========   ===========

Net loss per common share                                  $     (0.23)    $     (0.18)    $     (0.41)  $     (0.37)
                                                           ===========     ===========     ===========   ===========

Weighted average number of common shares outstanding         5,479,314       7,366,319       5,478,016     6,174,100
                                                           ===========     ===========     ===========   ===========



See accompanying notes.

                           SIBIA Neurosciences, Inc.
                 Condensed Statement Of Cash Flows (Unaudited)


                                                                 Six Months Ended
                                                                     June 30,
                                                              1995               1996
                                                          -----------        ------------
Cash flows from operating activities:
  Net loss                                                $(2,222,000)       $ (2,272,000)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                             230,000             284,000
    Compensation from issuance of common stock options                            397,000
    Net gain on disposal of property                          (18,000)             (1,000)
    Net amortization of premium and discount on
      investment securities                                   (98,000)           (288,000)
    Increase (decrease) in cash resulting from changes in:
      Contract and accounts receivable                        113,000             (96,000)
      Prepaid expenses and other assets                      (286,000)           (195,000)
      Accounts payable                                         40,000             239,000
      Accrued liabilities and other                           420,000             (66,000)
      Deferred revenue                                        (31,000)            985,000
                                                          -----------        ------------
        Net cash used by operating activities              (1,852,000)         (1,013,000)
                                                          -----------        ------------
Cash flows from investing activities:
  Purchases of investment securities held-to-maturity      (1,973,000)        (25,974,000)
  Maturities of investment securities held-to-maturity      3,565,000          13,692,000
  Principal payments received on investment securities
    available-for-sale                                         62,000              26,000
  Proceeds from disposal of property and equipment             25,000               5,000
  Acquisition of property and equipment                       (24,000)           (137,000)
                                                          -----------        ------------
        Net cash (used) provided by investing activities    1,655,000         (12,388,000)
                                                          -----------        ------------
Cash flows from financing activities:
  Proceeds from exercise of stock options                       4,000             145,000
  Proceeds from payment on notes receivable                                         9,000
  Proceeds from issuance of stock                                              25,845,000
  Principal payments on capital lease obligations            (178,000)           (223,000)
                                                          -----------        ------------
        Net cash (used) provided by financing activities     (174,000)         25,776,000
                                                          -----------        ------------
Net (decrease) increase in cash and cash equivalents         (371,000)         12,375,000
Cash and cash equivalents at beginning of period            1,948,000           2,274,000
                                                          -----------        ------------
Cash and cash equivalents at end of period                $ 1,577,000        $ 14,649,000
                                                          ===========        ============

See accompanying notes.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 1996

                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in SIBIA Neurosciences, Inc.'s (SIBIA or the Company) prospectus dated May 9, 1996 filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

Certain prior year amounts have been reclassified to conform to current year presentation.

2. NET LOSS PER COMMON SHARE

Net loss per common share is computed using the weighted average number of common shares outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the shares outstanding for the three and six month periods ended June 30, 1995 have been adjusted to reflect shares of common stock and common stock equivalents issued within one year prior to the Company's Initial Public Offering ("IPO") at prices below the IPO price (using the treasury stock method). Other common stock equivalents are antidilutive and are excluded from the computation of net loss per common share. All Common Stock share and per share information has been adjusted for the 2.35-for-1 stock split (Note 5) of the outstanding shares of Common Stock for all periods presented.

3. SIGNIFICANT COLLABORATIVE AGREEMENTS

Total costs incurred under the Company's various collaborative agreements for the three and six month periods ended June 30, 1995, including certain administrative costs, aggregated $943,000 and $1,863,000, respectively. For the corresponding periods in 1996, such costs aggregated $1,400,000 and $2,885,000, respectively.

Total revenue for the three and six months ended June 30, 1996 included $1,578,000 and $3,452,000, respectively, from two stockholders owning a combined 19% interest in the Company as of June 30, 1996.

4. STATEMENT OF CASH FLOWS

Non-cash financing activities were comprised of capital lease obligations of $204,000 and $154,000, respectively, in the six-month periods ended June 30, 1995 and 1996.

5. STOCKHOLDERS' EQUITY

In February 1996, the Company issued options to purchase 180,667 shares of Common Stock with an exercise price of $1.91 per share resulting in deferred compensation of $1,046,062, which is being recognized as expense over the related two to four-year vesting periods.

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

In March 1996, options to purchase 120,200 shares of Series B Convertible Preferred Stock (convertible at 2.35-for-1) were exercised at $5.00 per share in exchange for notes receivable in the amount of $588,980 that bear interest at 7% per annum. Of these shares, 110,600 shares were converted into 259,910 shares of Common Stock.

The Company completed an IPO of its Common Stock on May 15, 1996. The Company issued 2,100,000 shares of Common Stock in the IPO for $11.00 per share resulting in proceeds of $20,845,000, net of underwriters' discount and offering costs. Concurrently with the closing of the IPO, the Company issued 454,545 shares of Common Stock, for $11.00 per share, in a private placement to CIBA-GEIGY Limited ("Ciba"), one of the Company's collaborative partners and an existing stockholder, resulting in $5,000,000 in proceeds. The IPO and Ciba Common Stock issuance resulted in Ciba's ownership of 12% of the Company's outstanding Common Stock.

6. COMMITMENTS AND CONTINGENCIES

Subsequent to June 30, 1996 the Company became involved in certain litigation with Cadus Pharmaceutical Corporation. See further discussion of this matter at
Item 1 in Part II of this Form 10-Q.

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

The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. Except for 1995, the Company has incurred net losses every year since shifting its area of therapeutic focus to the central nervous system in 1991. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research and development expenditures increase. The Company's revenue for the next several years will be limited to payments under its collaborative agreements, license fees, interest income and other miscellaneous income. As of June 30, 1996, the Company's accumulated deficit was approximately $18,401,000.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 Compared to Three Months Ended June 30, 1996

Revenue

Total revenue increased by 34%, from $1,531,000 in the second quarter 1995 to $2,044,000 in the second quarter 1996. The increase in total revenue was primarily the result of an $875,000 increase in contract revenues recognized pursuant to a new collaborative agreement with Bristol-Myers Squibb.

Expenses

Total expenses increased by 33%, from $2,842,000 in the second quarter 1995 to $3,773,000 in the second quarter 1996. The increase in total expenses was primarily attributable to an increase in research and development expenses of 38%, from $2,153,000 in the second quarter 1995 to $2,981,000 in the second quarter 1996. This was the result of an increase in research and development personnel and related costs for a new collaborative agreement with Bristol-Myers Squibb, expanded programs in drug discovery, and outside preclinical expenses. General and administrative expenses increased by 15%, from $689,000 in the second quarter of 1995 to $792,000 in the second quarter of 1996. The increase in general and administrative expenses was primarily due to compensation expense relating to stock option grants and increases in salaries and fringe benefit expenses related to increased headcount. Such increases were offset by decreased legal and consulting fees.

Other Income

Other income during the second quarter of 1996 increased by 430%, or $318,000, as compared to the second quarter of 1995, primarily due to an increase in interest income.

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1996

Revenue

Total revenue increased by 64%, from $2,705,000 for the first six months of 1995 to $4,428,000 for the first six months of 1996. The increase in total revenue was primarily the result of a $1,645,000 increase in contract revenues recognized pursuant to a new collaborative agreement with Bristol-Myers Squibb and the reimbursement of additional costs and fees in the aggregate amount of $475,000 from Ciba, pursuant to the terms of the extension of a collaborative agreement. Such increases were offset by a $328,000 decrease in license and royalty revenue, of which $250,000 related to a non-recurring option payment from Cephalon related to the IGF-1 technology.

Expenses

Total expenses increased by 29%, from $5,650,000 for the first six months of 1995 to $7,300,000 for the first six months of 1996. The increase in total expenses was primarily attributable to an increase in research and development expenses of 33%, from $4,264,000 for the first six months of 1995 to $5,656,000 for the first six months of 1996. This was the result of an increase in research and development personnel and related costs for a new collaborative agreement with Bristol-Myers Squibb, expanded programs in drug discovery, and outside preclinical expenses. General and administrative expenses increased by 19%, from $1,386,000 for the first six months of 1995 to $1,644,000 for the first six months of 1996. The increase in general and administrative expenses was primarily due to compensation expense relating to stock option grants and increases in fringe benefit expenses.

Other Income

Other income during the first six months of 1996 decreased by 17%, or $123,000, as compared to the first six months of 1995, primarily due to non-recurring payments received in 1995 from the settlement of certain litigation offset by an increase in interest income.

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

On May 9, 1996, SIBIA completed an initial public offering of 2,100,000 shares of Common Stock and concurrently, in a private placement, the Company sold 454,545 shares to Ciba, one of the Company's collaborative partners and an existing stockholder. The share price for both the IPO and private placement was $11.00 per share resulting in total gross proceeds of $28,100,000, before expenses of $2,255,000.

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

To date, the majority of the Company's expenditures have been for research and development activities. The Company expects to incur substantial research and development expenses as its discovery and development programs progress, including continued increases in personnel costs and costs related to preclinical testing and clinical trials, if any. General and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. The Company believes that the cash, cash equivalents and investment securities balance of $41,399,000 as of June 30, 1996 will be used primarily to support continued research and development of its technologies and general and administrative expenses and for other general corporate purposes.

The Company leases laboratory and office facilities under an agreement expiring on December 31, 1997. The minimum annual payment under the lease is approximately $1,290,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 1997. Management believes that it should be able to secure additional space at commercially reasonable rates if necessary. The Company has an option to extend its lease for an additional five years. The Company recently contracted for a fully automated functional high throughput screening system and related equipment with an expected cost of approximately $750,000, of which $500,000 has been provided by Ciba (which may be credited against future milestone payments) in accordance with the collaborative agreement.

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

Each of the Company's collaborative partners has the right to terminate its respective collaboration under certain circumstances. Furthermore, Lilly can terminate its collaboration with the Company upon six months' prior written notice, which may be given at anytime, and Ciba can terminate its collaboration with the Company upon six months' prior written notice, which may be given at anytime beginning March 1997. There can be no assurance that collaborators will not terminate their respective collaborations. In addition, there can be no assurance that collaborators will not pursue alternative technologies to develop treatments for the diseases targeted by the respective collaborative programs. If any of the Company's collaborative partners terminates or breaches its agreement with the Company or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable collaborative agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected, which would have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements have accounted for 71% and 82% of total revenues for the three months and six months ended June 30, 1995 and 99% and 97% of total revenues for the three months and six months ended June 30, 1996, such a termination or breach could materially adversely affect the Company's results of operations and financial condition.

The Company is in discussions with Lilly regarding a proposed amendment of its agreement with Lilly. As currently in effect, the Company's agreement with Lilly expires pursuant to its terms in May 1997. The Company anticipates that an amendment to the current agreement will be made that would reduce the level of funding effective in November 1996, but may extend the term of support one or more years. There can be no assurance that the Company and Lilly will amend their current agreement or that they will amend it as indicated above.

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

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings:

On July 9, 1996, the Company filed an action in the United States District Court for the Southern District of California, for patent infringement against Cadus Pharmaceutical Corporation ("Cadus"). The complaint asserts that Cadus' assay technology infringes the Company's patent, U.S. Patent No. 5,401,629 (the "629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intracellular Signal." Through the complaint, the Company seeks damages in an unspecified amount and a preliminary and permanent injunction.

On August 1, 1996, Cadus filed its answer and counterclaim to the Company's complaint. The counterclaim asserts claims that the 629 patent and the Company's 5,436,128 patent are invalid and/or unenforceable and further asserts claims for intentional and negligent interference with prospective economic advantage and unfair competition. The counterclaim seeks compensatory and punitive damages in an unspecified amount.

Company management believes that its complaint against Cadus is well-founded and necessary to protect the value of its intellectual property portfolio. Management believes that Cadus' counterclaim is without merit and intends to vigorously prosecute its claim of infringement and oppose Cadus' counterclaim.

Management believes that the ultimate resolution of the above matter will not have a materially adverse impact on the Company's financial position, results of operations or cash flows.

In addition to the above, the Company is involved in certain legal or administrative proceedings generally incidental to its normal business activities. While the outcome of any such proceedings cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters will have a material adverse effect on its financial position, results of operations or cash flows.

ITEM 2.  Changes in Securities:

                  None.

ITEM 3.  Defaults Upon Senior Securities:

                  None.

ITEM 4.  Submission of Matters to a Vote of Security Holders:

                  None.

ITEM 5.  Other Information:

                  None.

ITEM 6.  Exhibits and Reports on Form 8-K:

                  a)      Exhibits:

                          11.1     Statement re: Computation of Loss Per Share

                          27 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)

                  b)      Reports on Form 8-K

                          None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.

                                      SIBIA Neurosciences, Inc.



Date:       8-14-96                By:  /s/ THOMAS A. REED
     ----------------------------     -------------------------------------
                                      Thomas A. Reed
                                      Vice President, Finance & Administration,
                                      and Chief Financial Officer
                                     (on behalf of the registrant and as the
                                      registrant's principal financial officer)