Form 10-Q
period 1996-09-30
SIBIA NEUROSCIENCES INC
filed 1996-11-14
CIK 1011065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1996

                                       OR

         [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

                         Commission File Number: 0-28310

                            SIBIA Neurosciences, Inc.
             (Exact name of registrant as specified in its charter)

         Delaware                                      95-3616229
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

505 Coast Boulevard South, Suite 300, La Jolla, CA            92037
(Address of principal executive offices)                    (Zip Code)

                                 (619) 452-5892
              (Registrant's telephone number, including area code)

      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at October 22, 1996
                  -----                       -------------------------------
         Common Stock, $.001 par value                 8,982,472

                            SIBIA Neurosciences, Inc.

                                      INDEX



                                                                                                  PAGE
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

        Condensed Balance Sheet as of December 31, 1995
         and September 30, 1996 (Unaudited) .........................................................3

        Condensed Statement of Operations (Unaudited) for the Three
         and Nine Months Ended September 30, 1995 and 1996 ..........................................4

        Condensed Statement of Cash Flows (Unaudited) for the
         Nine Months Ended September 30, 1995 and 1996 ..............................................5

        Notes to Financial Statements (Unaudited) ...................................................6

ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations...............................................9


PART II. OTHER INFORMATION

ITEM 1  Legal Proceedings...........................................................................15

ITEM 2. Changes in Securities ......................................................................15

ITEM 3. Defaults Upon Senior Securities ............................................................15

ITEM 4. Submission of Matters to a Vote of
         Security Holders ..........................................................................15

ITEM 5. Other Information ..........................................................................15

ITEM 6. Exhibits and Reports on Form 8-K ...........................................................16


SIGNATURE ..........................................................................................17

                            SIBIA Neurosciences, Inc.
                             Condensed Balance Sheet

                                                                                  December 31, 1995  September 30, 1996
Assets                                                                                                  (Unaudited)
Current assets:
    Cash and cash equivalents                                                        $  2,274,000        $  2,974,000
    Investment securities                                                              14,214,000          35,881,000
    Contracts and accounts receivable                                                      35,000              21,000
    Prepaid expenses and other current assets                                             238,000           1,098,000
                                                                                     ------------        ------------
       Total current assets                                                            16,761,000          39,974,000
                                                                                     ------------        ------------
Property and equipment - net                                                            1,387,000           1,361,000
Other assets                                                                              103,000              95,000
                                                                                     ------------        ------------
                                                                                     $ 18,251,000        $ 41,430,000
                                                                                     ============        ============
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                 $  1,006,000        $  1,185,000
    Accrued liabilities                                                                 1,167,000           1,231,000
    Deferred revenue                                                                      250,000             682,000
                                                                                     ------------        ------------
       Total current liabilities                                                        2,423,000           3,098,000
                                                                                     ------------        ------------
Capital lease obligations                                                                 721,000             577,000
                                                                                     ------------        ------------
Commitments and contingencies (Note 6)

Stockholders' equity:
   Convertible preferred stock, $.001 par value, 5,000,000 shares authorized:
  Series A - 173,611 shares designated, issued and outstanding as of December
     31, 1995. No shares issued and outstanding as of September 30, 1996
  Series B - 600,000 shares designated; 22,900 shares issued and outstanding as of December 31, 1995. No shares issued and outstanding as of September
     30, 1996
  Series C - 280,000 shares designated, issued and outstanding as of December 31, 1995. No shares issued and outstanding
     as of September 30, 1996
  Common stock - $.001 par value, 25,000,000 shares authorized; 4,899,884 and
       8,980,742 shares issued and outstanding at
       December 31, 1995 and September 30, 1996                                             5,000               9,000
    Additional paid-in capital                                                         31,869,000          59,560,000
    Deferred compensation                                                                (635,000)         (1,187,000)
    Notes receivable from stockholders                                                    (82,000)           (650,000)
    Net unrealized gains on investment securities
       available for sale                                                                  79,000             117,000
    Accumulated deficit                                                               (16,129,000)        (20,094,000)
                                                                                     ------------        ------------
           Total stockholders' equity                                                  15,107,000          37,755,000
                                                                                     ------------        ------------
                                                                                     $ 18,251,000        $ 41,430,000
                                                                                     ============        ============

 See accompanying notes.

                           SIBIA Neurosciences, Inc.
                 Condensed Statement of Operations (Unaudited)

                                                Three Months Ended                  Nine Months Ended
                                                    September 30,                       September 30,
                                              1995                1996             1995             1996
                                              ----                ----             ----             ----
Revenue:
   Contract                               $  1,804,000       $  2,013,000       $4,109,000       $ 6,368,000
   License and royalty                       4,478,000             10,000        4,878,000            83,000
                                          ------------       ------------       ----------       -----------
        Total revenue (Note 3)               6,282,000          2,023,000        8,987,000         6,451,000
                                          ------------       ------------       ----------       -----------
Expenses:
   Research and development                  2,267,000          3,246,000        6,531,000         8,902,000
   General and administrative                  482,000          1,058,000        1,570,000         2,702,000
                                          ------------       ------------       ----------       -----------
                                             2,749,000          4,304,000        8,101,000        11,604,000
                                          ------------       ------------       ----------       -----------
                                             3,533,000         (2,281,000)         886,000        (5,153,000)
                                          ------------       ------------       ----------       -----------
Other income (expense):
   Settlement of litigation                   (100,000)                            157,000
   Interest income                             140,000            605,000          326,000         1,234,000
   Interest expense                            (18,000)           (16,000)         (54,000)          (50,000)
   Other                                                           (1,000)          18,000             4,000
                                          ------------       ------------       ----------       -----------
                                                22,000            588,000          447,000         1,188,000
                                          ------------       ------------       ----------       -----------

Net (loss) income                         $  3,555,000       $ (1,693,000)      $1,333,000       $(3,965,000)
                                          ============       ============       ==========       ===========

Net (loss) income per common share        $       0.65       $      (0.19)      $     0.24       $     (0.56)
                                          ============       ============       ==========       ===========

Weighted average number of common
    shares outstanding                       5,489,787          8,979,713        5,481,982         7,116,130
                                          ============       ============       ==========       ===========

See accompanying notes.

                            SIBIA Neurosciences, Inc.
                  Condensed Statement of Cash Flows (Unaudited)

                                                                                                Nine Months Ended
                                                                                                 September 30,
                                                                                        1995                      1996
                                                                                        ----                      ----
Cash flows from operating activities:
   Net (loss) income                                                            $     1,333,000           $    (3,965,000)
Adjustments to reconcile net (loss) income to net cash
  (used) provided by operating activities:
     Depreciation and amortization                                                      352,000                   426,000
     Compensation from issuance of common stock options                                                           559,000
     Net gain on disposal of property                                                   (18,000)                   (1,000)
     Net amortization of premium and discount on
          investment securities                                                        (139,000)                 (410,000)
     Increase (decrease) in cash resulting from changes in:
        Contract and accounts receivable                                                221,000                    14,000
        Prepaid expenses and other assets                                                47,000                  (863,000)
        Accounts payable                                                               (109,000)                  179,000
        Accrued liabilities and other                                                   (30,000)                   22,000
        Deferred revenue                                                                555,000                   432,000
                                                                                ---------------           ---------------
           Net cash (used) provided by operating activities                           2,212,000                (3,607,000)
                                                                                ---------------           ---------------
Cash flows from investing activities:
   Purchases of investment securities available-for-sale                                                      (38,044,000)
   Maturities of investment securities available-for-sale                                                       2,800,000
   Principal payments received on investment securities
       available-for-sale                                                                77,000                    32,000
   Purchases of investment securities  held-to-maturity                              (4,621,000)
   Maturities of investment securities  held-to-maturity                              5,595,000                13,992,000
   Proceeds from disposal of property and equipment                                      25,000                     5,000
   Acquisition of property and equipment                                                (28,000)                 (156,000)
                                                                                ---------------           ---------------
           Net cash (used) provided by investing activities                           1,048,000               (21,371,000)
                                                                                ---------------           ---------------
Cash flows from financing activities:
   Proceeds from exercise of stock options                                               19,000                   149,000
   Proceeds from payment on notes receivable                                                                       26,000
   Proceeds from issuance of stock                                                    6,930,000                25,845,000
   Principal payments on capital lease obligations                                     (275,000)                 (342,000)
                                                                                ---------------           ---------------
            Net cash provided by financing activities                                 6,674,000                25,678,000
                                                                                ---------------           ---------------
Net increase in cash and cash equivalents                                             9,934,000                   700,000
Cash and cash equivalents at beginning of period                                      1,948,000                 2,274,000
                                                                                ---------------           ---------------
Cash and cash equivalents at end of period                                      $    11,882,000           $     2,974,000
                                                                                ===============           ===============

See accompanying notes.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1995, included in SIBIA Neurosciences, Inc.'s ("SIBIA" or the "Company") prospectus dated May 9, 1996 contained in the Company's Registration Statement on Form S-1 (File No. 333-2588) filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

Certain prior quarter amounts have been reclassified to conform to current presentation.

2.       NET (LOSS) INCOME PER COMMON SHARE

Net (loss) income per common share is computed using the weighted average number of common shares outstanding during the periods presented. Pursuant to Securities and Exchange Commission Staff Accounting Bulletin No. 83, the shares outstanding for the three and nine month periods ended September 30, 1995 have been adjusted to reflect shares of Common Stock and Common Stock equivalents issued within one year prior to the Company's initial public offering ("IPO") at prices below the IPO price (using the treasury stock method). All Common Stock share and per share information has been adjusted for the 2.35-for-1 stock split (Note 5) of the outstanding shares of Common Stock for all periods presented.

3.       SIGNIFICANT COLLABORATIVE AGREEMENTS

Total costs incurred under the Company's various collaborative agreements for the three and nine month periods ended September 30, 1995, including certain administrative costs, aggregated $1,146,000 and $3,009,000, respectively. For the corresponding periods in 1996, such costs aggregated $1,459,000 and $4,344,000, respectively.

Total revenue for the three and nine months ended September 30, 1996 included $1,519,000 and $5,047,000, respectively, from two stockholders owning a combined 19% interest in the Company as of September 30, 1996.

4.       STATEMENT OF CASH FLOWS

Non-cash financing activities were comprised of capital lease obligations of $277,000 and $240,000, respectively, in the nine-month periods ended September 30, 1995 and 1996.

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

6.       COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation with Cadus Pharmaceutical Corporation. See further discussion of this matter at Item 1 in Part II of this Form 10-Q.

7.       SUBSEQUENT EVENTS

In October 1996, Cephalon, Inc. exercised its option to expand its license for certain proprietary technologies related to the development and production of recombinant insulin-like growth factor (IGF-1) for non-neurological applications. Cephalon and the Company had previously entered into a license agreement granting Cephalon worldwide rights to these technologies for the production of IGF-1 for neurological applications. Under the terms of the expanded license agreement, the Company will receive royalty payments on Cephalon's sales of products synthesized using licensed technology for both neurological and non-neurological applications. The royalty rate for non-neurological applications will be more than that for neurological applications, since Cephalon previously exercised its option to buy-down the royalty percentage for neurological applications. The Company also received a payment from Cephalon in connection with the exercise of the option.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's prospectus dated May 9, 1996 contained in the Registration Statement on Form S-1 (File No. 333-2588) filed with the Securities and Exchange Commission.


SIBIA is engaged in the discovery and development of novel, small molecule therapeutics for central nervous system ("CNS") disorders based on the Company's unique approach to characterizing the molecular processes involved in such disorders. SIBIA is focusing its efforts on developing compounds for the treatment of Parkinson's disease, Alzheimer's disease, stroke, head trauma, epilepsy, chronic pain, schizophrenia and other neurological, psychiatric and neurodegenerative disorders, many of which have large patient populations and represent critical unmet medical needs.

The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. Except for 1995, the Company has incurred net losses every year since shifting its area of therapeutic focus to the central nervous system in 1991. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research and development expenditures increase. The Company's revenue for the next several years will be limited to payments under its collaborative agreements, license fees, interest income and other miscellaneous income. As of September 30, 1996, the Company's accumulated deficit was approximately $20,094,000.

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996

Revenue

Total revenue decreased by 68%, from $6,282,000 in the third quarter 1995 to $2,023,000 in the third quarter 1996. The decrease was due primarily to the recognition in 1995 of an up-front license fee received from Bristol-Myers Squibb Company ("Bristol-Myers Squibb") for an exclusive commercialization license to use certain proprietary technologies related to amyloid precursor protein, a one-time payment related to Cephalon, Inc.'s buy-down of its royalty percentage due on sales of an IGF-1 product within the neurology field, and revenue related to Ciba's purchase of certain equipment. Such decrease was partially offset by a net increase in 1996 contract revenue that was primarily attributable to the Company's collaborative agreement with Bristol-Myers Squibb.

Expenses

Total expenses increased by 57%, from $2,749,000 in the third quarter 1995 to $4,304,000 in the third quarter 1996. The increase in total expenses was primarily attributable to an increase in research and development expenses of 43%, from $2,267,000 in the third quarter 1995 to $3,246,000 in the third quarter 1996. This was the result of an increase in research and development personnel and related costs for the collaborative agreement with Bristol-Myers Squibb and expanded programs in drug discovery, an increase in outside preclinical expenses, increased occupancy costs, and compensation expense relating to stock option grants. Partially offsetting the above increases was a decrease in costs related to Ciba's purchase of certain equipment. General and administrative expenses increased by 120%, from $482,000 in the third quarter of 1995 to $1,058,000 in the third quarter of 1996. The increase in general and administrative expenses was primarily due to legal fees related to various general and litigation matters, compensation expense related to stock option grants, increases in salaries and fringe benefit expenses due to an increased number of employees, and other expenses related to being a publicly traded company.

Other Income

Other income during the third quarter of 1996 increased by $566,000, as compared to the third quarter of 1995, primarily due to an increase in interest income and a decrease in legal fees related to litigation settlements in 1995.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1996

Revenue

Total revenue decreased by 28%, from $8,987,000 for the first nine months of 1995 to $6,451,000 for the first nine months of 1996. This decrease was due primarily to the recognition in 1995 of an up-front license fee received from Bristol-Myers Squibb for an exclusive commercialization license to use certain proprietary technologies related to amyloid precursor protein, a one-time payment related to Cephalon, Inc.'s buy-down of its royalty percentage due on sales of an IGF-1 product within the neurology field, and revenue recognized related to Ciba's purchase of certain equipment. Such decrease was partially offset by a net increase in 1996 contract revenue that was primarily attributable to the Company's collaborative agreement with Bristol-Myers Squibb, and the reimbursement of additional costs and fees in the aggregate amount of $475,000 from Ciba, pursuant to the terms of the extension of a collaborative agreement.

Expenses

Total expenses increased by 43%, from $8,101,000 for the first nine months of 1995 to $11,604,000 for the first nine months of 1996. The increase in total expenses was primarily attributable to an increase in research and development expenses of 36%, from $6,531,000 for the first nine months of 1995 to $8,902,000 for the first nine months of 1996. This was the result of an increase in research and development personnel and related costs for the collaborative agreement with Bristol-Myers Squibb and expanded programs in drug discovery, an increase in outside preclinical expenses, increased occupancy costs, and compensation expense relating to stock option grants. Partially offsetting the above increases was a decrease in costs related to Ciba's purchase of certain equipment. General and administrative expenses increased by 72%, from $1,570,000 for the first nine months of 1995 to $2,702,000 for the first nine months of 1996. The increase in general and administrative expenses was primarily due to legal fees related to various general and litigation matters, compensation expense relating to stock option grants, increases in salaries and fringe benefit expenses due to an increased number of employees, and other expenses related to being a publicly traded company.

Other Income

Other income during the first nine months of 1996 increased by 166%, or $741,000, as compared to the first nine months of 1995, primarily due to an increase in interest income in 1996 and non-recurring net revenue recognized in 1995 from the settlement of certain litigation.

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

LIQUIDITY AND CAPITAL RESOURCES

SIBIA has financed its operations primarily through the sale of Convertible Preferred Stock, Common Stock and through funds provided by its partners under collaborative agreements. The Company has also received funds from the sale of its interest in its SISKA Diagnostics, Inc. joint venture and the settlement of certain litigation. The funds received were invested in investment securities and are being used to finance its operations. The Company receives payments under collaborative agreements primarily in the form of contract revenue. Such agreements also provide for milestone payments, if milestones are achieved, and royalties, if products are commercialized.

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

To date, the majority of the Company's expenditures have been for research and development activities. The Company expects to incur substantial research and development expenses as its discovery and development programs progress, including continued increases in personnel costs and costs related to preclinical testing and clinical trials, if any. General and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years. The Company believes that the cash, cash equivalents and investment securities balance of $38,855,000 as of September 30, 1996 will be used primarily to support continued research and development of its technologies and general and administrative expenses and for other general corporate purposes.

The Company leases laboratory and office facilities under an agreement expiring on December 31, 1997. The minimum annual payment under the lease is approximately $1,290,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 1997 and that it should be able to secure additional space at commercially reasonable rates if necessary. The Company has an option to extend its lease for an additional five years. The Company recently contracted for a fully automated functional high throughput screening system and related equipment with an expected cost of approximately $750,000, of which $500,000 has been provided by Ciba (which may be credited against future milestone payments) in accordance with the collaborative agreement.

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

Each of the Company's collaborative partners has the right to terminate its respective collaboration under certain circumstances. Furthermore, Lilly can terminate its collaboration with the Company upon six months' prior written notice, which may be given at anytime, and Ciba can terminate its collaboration with the Company upon six months' prior written notice, which may be given at anytime beginning March 1997. There can be no assurance that collaborators will not terminate their respective collaborations. In addition, there can be no assurance that collaborators will not pursue alternative technologies to develop treatments for the diseases targeted by the respective collaborative programs. If any of the Company's collaborative partners terminates or breaches its agreement with the Company or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable collaborative agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected, which would have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements have accounted for 24% and 42% of total revenues for the three months and nine months ended September 30, 1995 and 100% and 99% of total revenues for the three months and nine months ended September 30, 1996, such a termination or breach could materially adversely affect the Company's results of operations and financial condition.

The Company is in discussions with Lilly regarding a proposed amendment of its agreement with Lilly. As currently in effect, the Company's agreement with Lilly expires pursuant to its terms in May 1997. Among the possible terms being discussed is an amendment to the current agreement that would reduce the level of funding but may extend the term of support one or more years.

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

Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. Moreover, if competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Similarly, the Company may have to participate in opposition proceedings with respect to granted European patents. The Company is aware of a third-party patent application that may elicit an interference proceeding with one of the Company's patent applications in the PTO. In addition, the Company believes that certain claims in three of its other patent applications may elicit such proceedings. There can be no assurance that the Company will prevail in these proceedings. Also, there can be no assurance that the validity of the Company's patents, if issued, would be upheld by a court of competent jurisdiction. An adverse outcome in patent prosecution or in litigation with respect to the validity of any of the Company's patents could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company's business. The Company is currently involved in certain litigation with Cadus Pharmaceutical Corporation. See further discussion of this matter at Item I in
Part II of this Form 10-Q.

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

         (a)      Exhibits:

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





                            SIBIA Neurosciences, Inc.



Date:      11-14-96         By:     /s/ THOMAS A. REED
                                    ------------------------------------------
                                     Thomas A. Reed
                                     Vice President, Finance & Administration,
                                     and Chief Financial Officer
                                     (on behalf of the registrant and as the
                                     registrant's principal financial officer)