Form 10-K405
period 1996-12-31
SIBIA NEUROSCIENCES INC
filed 1997-03-31
CIK 1011065

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                         Commission file number 0-28310

                            SIBIA NEUROSCIENCES, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                           95-3616229
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

            505 COAST BOULEVARD SOUTH, SUITE 300, LA JOLLA, CA 92037 (Address of principal executive offices, including zip code)

                                 (619) 452-5892
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE
           Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     On January 31, 1997, the aggregate market value of the voting stock held by nonaffiliates of the Registrant totaled approximately $39,886,769 based on the closing stock price as reported by The Nasdaq Stock Market. For purposes of determining this number, shares of Common Stock held by officers, directors and stockholders whose ownership exceeded ten percent (10%) of the total shares of Common Stock outstanding at January 31, 1997 were excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled or under control with the Registrant.

     The number of shares of Common Stock of the Registrant outstanding as of January 31, 1997 was 9,178,077.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1997 Annual Meeting of Stockholders scheduled to be held June 4, 1997 are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Commission not later than 120 days after Registrant's year end. Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-2586) are incorporated by reference into Part IV of this Report.

                                     PART I

ITEM 1. BUSINESS

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED ("EXCHANGE ACT") INVOLVING RISK AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS FORM 10-K. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY TO DEVELOP SAFE AND EFFICACIOUS DRUGS, VARIABILITY OF ROYALTY, LICENSE AND OTHER REVENUE, FAILURE TO SATISFY PERFORMANCE OBLIGATIONS, ABILITY TO ENTER INTO FUTURE COLLABORATION AGREEMENTS, UNCERTAINTY REGARDING THE COMPANY'S PATENTS AND PROPRIETARY RIGHTS (INCLUDING THE RISK THAT THE COMPANY MAY BE FORCED TO ENGAGE IN COSTLY LITIGATION TO PROTECT SUCH PATENT RIGHTS AND THE MATERIAL ADVERSE CONSEQUENCES TO THE COMPANY IF THERE WERE AN UNFAVORABLE OUTCOME OF ANY SUCH LITIGATION), AS WELL AS OTHER RISKS AND UNCERTAINTIES DISCUSSED IN THE DESCRIPTION OF THE COMPANY'S BUSINESS BELOW AND THE SECTIONS ENTITLED "RISK FACTORS" AND "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED IN ANY DOCUMENT INCORPORATED HEREIN BY REFERENCE.

OVERVIEW

     SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") is engaged in the discovery and development of novel, small molecule therapeutics for disorders of the nervous system based on the Company's unique approach to characterizing the molecular processes involved in such disorders. SIBIA is focusing its efforts on discovering and developing compounds for the treatment of Parkinson's disease, Alzheimer's disease, stroke, depression, head trauma, epilepsy, chronic pain, schizophrenia and other neurological, psychiatric and neurodegenerative disorders, many of which have large patient populations and represent critical unmet medical needs. SIBIA's drug discovery platforms are based on two primary technologies in which the Company has established a leading scientific and proprietary position -- human receptor/ion channel subtype technology and human protease technology. SIBIA holds 14 issued U.S. and two foreign patents and has three allowed U.S. patents and 56 pending U.S. patent applications relating to these technologies. The Company's strategy is to utilize its technologies to discover and develop proprietary nervous system drug candidates and collaborate with corporate partners for the advanced development and commercialization of such candidates. SIBIA currently has corporate collaborations with Eli Lilly and Company ("Lilly"), Novartis AG ("Novartis"), Bristol-Myers Squibb Company ("Bristol-Myers Squibb") and Meiji Seika Kaisha, Ltd. ("Meiji").

     SIBIA believes that its human receptor/ion channel subtype technology will enable the discovery and development of new classes of drugs for the treatment of nervous system disorders. The Company's technology permits the targeted identification of compounds that are selective for specific receptor/ion channel subtypes. Receptors and ion channels and the neurotransmitters that modulate them are key components in the communication between neurons, or nerve cells. Such communication is fundamental to many nervous system functions, including cognition, memory, sensory perception and motor control. These functions are mediated by cellular processes dependent on calcium ions, which enter neurons through specific receptor/ion channels. SIBIA has identified the control of calcium levels within neurons as a key strategy for potential therapeutic intervention in many nervous system disorders. Compounds which selectively modulate cellular calcium levels, such as calcium channel blockers used for the treatment of cardiovascular diseases, have been developed into effective and well-tolerated drugs. However, these drugs either have been ineffective or have significant side effects when evaluated for nervous system disorders, which is likely due to their lack of selectivity or activity on specific neuronal subtypes. The Company believes that drugs developed with its technology could be more effective and have fewer side effects than existing drugs for the treatment of nervous system disorders.

     SIBIA has established a leading proprietary position in human receptor/ion channel subtype technology. The Company has made significant scientific and technological advances by cloning key human neuronal receptor/ion channels, expressing them in stable cell lines and developing the resulting recombinant cell lines into functional assays for drug screening. SIBIA is currently focusing on three major receptor/ion channel classes involved in regulating neuronal calcium levels -- nicotinic acetylcholine receptors ("NAChRs"), excitatory amino acid receptors ("EAARs") and voltage-gated calcium channels ("VGCCs"). SIBIA has discovered, isolated and developed an extensive library of more than 50 complete genes cloned from human brain tissue coding for multiple, distinct subtypes of these three receptor/ion channel classes. Most of these subtypes are multimeric (i.e., molecular complexes of two or more proteins). By expressing the multiple complex genes necessary to form functional subtypes, SIBIA has overcome a significant technical challenge which it believes provides an important competitive advantage. To date, SIBIA has expressed more than 30 receptor/ion channel subtypes in the NAChR, EAAR and VGCC classes in stable cell lines which have been shown to be physiologically functional. Each subtype potentially represents a novel molecular target for developing therapeutic compounds for nervous system disorders. SIBIA has developed unique and proprietary functional cell-based assays encompassing these molecular targets and uses these assays with its proprietary high throughput screening technology to rapidly identify and select compounds for further development. The Company believes that the integration of its large proprietary collection of molecular targets with its proprietary assay and screening technologies provides a powerful and original drug discovery platform. SIBIA has established strategic alliances with Novartis in the area of EAAR drug discovery and with Lilly in the area of VGCC drug discovery.

     Within SIBIA's NAChR program the Company has selected and characterized SIB-1508Y as a compound for the treatment of Parkinson's disease based on its receptor subtype selectivity and behavioral profile. In contrast to current therapies which treat only motor dysfunction, the Company believes that SIB-1508Y may be effective for the treatment of motor, affective and cognitive dysfunctions of Parkinson's disease. If proven to be safe and effective, SIB-1508Y would represent a new therapeutic approach for the treatment of Parkinson's disease and may be useful as a stand-alone therapeutic agent as well as in combination with L-dopa, the current standard therapy. In December 1996, the Company filed an Investigational New Drug application ("IND") with respect to SIB-1508Y. In February 1997, the Company commenced under its U.S. IND a Phase I clinical trial with SIB-1508Y. In March 1997, the Company announced a new corporate partnership with Meiji for the development and commercialization of SIB-1508Y in Japan and certain other Asian countries, however, SIBIA has retained rights to manufacture clinical supplies and commercial material. SIBIA plans to establish additional corporate collaborations for advanced clinical trials and commercialization of SIB-1508Y for other areas of the world. However, there can be no assurance that the Company will be able to negotiate collaborative arrangements in the future on acceptable terms, if at all, or that SIB-1508Y will be successfully developed and commercialized.

     SIBIA's human protease technology is directed at the discovery and development of therapeutic compounds for Alzheimer's and other neurodegenerative diseases. Specifically, the Company's technology focuses on the compounds that control the degradative proteases which generate amyloid (beta)-protein ("A(beta)"). A(beta) is the neurotoxic fragment of the amyloid precursor protein ("APP") and is generally understood to be the major molecular key to Alzheimer's disease. A(beta) is found at autopsy in senile plaques and in deposits surrounding the small blood vessels in brain tissue, both of which are diagnostic for Alzheimer's disease. SIBIA believes the inhibition of A(beta) formation may be broadly applicable to early- and late-onset Alzheimer's disease. SIBIA has established assays which identify the neurotoxic A(beta) fragment as well as a second critical APP processing fragment, neuroprotective APP (s(alpha)). SIBIA has identified several series of small molecules which inhibit A(beta) production and enhance APP(s(alpha)) levels in vitro. These proprietary compounds currently are being studied in vivo. In August 1995, SIBIA entered into a four-year collaboration agreement with Bristol-Myers Squibb to discover and develop compounds that are able to selectively modulate the processing of APP for the treatment of Alzheimer's disease.

COMPANY STRATEGY

     The Company's strategy is to utilize its two proprietary drug discovery platforms -- the human receptor/ion channel subtype technology and the human protease technology -- to discover novel, small molecule therapeutics for the treatment of nervous system disorders. Key elements of the Company's strategy include:

            LEVERAGING ITS LEADERSHIP POSITION IN ITS PROPRIETARY HUMAN RECEPTOR/ION CHANNEL SUBTYPE AND HUMAN PROTEASE TECHNOLOGIES TO DISCOVER AND DEVELOP SMALL MOLECULE THERAPEUTICS. SIBIA pioneered the development of molecular and cellular approaches to drug discovery based on human neuronal receptor/ion channels and human proteases and has established a leadership position in these areas. SIBIA uses its advanced drug discovery technologies, including its proprietary functional assays, high throughput screening systems and combinatorial chemistry, to identify compounds for preclinical development and provide new opportunities for strategic alliances. For example, SIBIA has designed and selected SIB-1508Y for development for the treatment of Parkinson's disease and commenced Phase I clinical trials.

            UTILIZING ITS BROAD PORTFOLIO OF PROPRIETARY MOLECULAR TARGETS TO DEVELOP COMPOUNDS THAT ADDRESS THE COMPLETE SPECTRUM OF NERVOUS SYSTEM DISORDERS. To date, SIBIA has identified over 30 human receptor/ion channel subtypes and several neuronal proteases as molecular targets and has developed corresponding cell-based functional assays for high throughput drug screening. SIBIA believes that compounds acting on these targets may have application to the treatment of a broad range of neurological, psychiatric and neurodegenerative disorders, many of which represent critical unmet medical needs. By targeting a broad range of disorders having significant market potential, the Company seeks to reduce reliance on any single program and increase its potential for successful development efforts.

            ESTABLISHING STRATEGIC ALLIANCES TO ADVANCE COMPOUNDS THROUGH CLINICAL TRIALS AND COMMERCIALIZATION. The Company focuses on drug discovery and development and establishes collaborations with pharmaceutical or biotechnology companies for advanced development and commercialization of its drug candidates to gain access to its partners' development, regulatory and marketing expertise and resources. Currently, the Company has strategic alliances with Lilly, Novartis, Bristol-Myers Squibb and Meiji.

            EXPANDING ITS DRUG DISCOVERY PLATFORMS TO ENHANCE ITS NERVOUS SYSTEM DRUG DISCOVERY CAPABILITIES. The Company continues to expand its portfolio of molecular targets through internal research, collaborations and, if appropriate, licensing. The Company is acquiring additional instrumentation that will increase its high throughput screening capacity several fold and has a combinatorial chemistry effort for rapidly generating analogs of compounds identified in its high throughput screening program.

DRUG DISCOVERY PLATFORMS AND DEVELOPMENT PROGRAMS

     SIBIA's drug discovery platforms are based on two primary technologies in which SIBIA has established a leading scientific and proprietary position: human receptor/ion channel subtype technology and human protease technology.

     HUMAN RECEPTOR/ION CHANNEL SUBTYPE TECHNOLOGY

     THE ROLE OF CALCIUM IN NERVOUS SYSTEM FUNCTION AND DISEASE

     The human central nervous system is a complex network of interconnected nerve cells, known as neurons, that are responsible for coordination of virtually all bodily functions, including movement and sensory perception, learning, memory and decision making. Neurons receive, conduct and transmit signals. Communication between neurons is essential to the function of the central nervous system.

Dysfunction of neurons and/or communications between neurons can result in neurological disorders (e.g., epilepsy), psychiatric disorders (e.g., schizophrenia and depression) and neurodegenerative disorders (e.g., Alzheimer's and Parkinson's diseases).

     Communication between neurons occurs through complex electrical and chemical processes. Neurons communicate with each other and with target cells through the transmission and reception of molecules known as neurotransmitters. Nerve impulses in the form of voltage changes cause the release of neurotransmitters from one neuron, which then activate specific receptors on the surface of an adjacent neuron or target cell and cause a response in the receiving cell. Each different neurotransmitter interacts with a specific corresponding receptor or family of receptors and transmits primary messages between neurons that control important processes within those neurons. These processes include the regulation of secondary messenger systems that, in turn, modulate a wide array of signal transduction pathways involved in neuronal communication and survival.

     Calcium ions are one of the most important primary and secondary messengers in the nervous system. Calcium ions enter neurons through ion channels ("receptor/ion channels") which open and close (i.e., are gated) either through ligand/receptor interactions or voltage changes such as nerve impulses. These receptor/ion channels regulate many essential functions in neurons, such as the release of neurotransmitters, electrical activity, activation of enzymes and transcription of genes.

     Because calcium is central to so many critical neuronal functions, the Company has identified the control of calcium levels within neurons as a key strategy for potential therapeutic intervention in many nervous system disorders, including stroke, epilepsy, pain, Parkinson's disease and Alzheimer's disease and other dementias. For example, the lack of blood flow and oxygen deprivation caused by a stroke results in abnormally high concentrations of the neurotransmitter glutamate, triggering a subsequent influx of excessive calcium ions through specific receptor/ion channels into neurons. This leads to neuronal cell death and brain damage. Drugs that block the abnormal release or action of glutamate and/or the excessive calcium buildup in the neurons could represent effective stroke therapies. Another example of the role of calcium in nervous system disorders can be seen in Parkinson's disease. The motor deficits associated with Parkinson's disease are the result of abnormally reduced levels of the neurotransmitter dopamine, the release of which is calcium-mediated. Drugs that activate specific receptor/ion channels to enhance the calcium-mediated release of dopamine from neurons could ameliorate the motor dysfunction in Parkinson's disease patients.

     Over approximately the past 20 years, drugs blocking calcium influx through certain receptor/ion channels have been successfully developed and commercialized for the treatment of cardiovascular diseases such as angina and hypertension. However, these existing calcium channel blockers have been either ineffective or have significant side effects when evaluated for nervous system disorders. This is likely due to their lack of selectivity or activity on specific neuronal subtypes, which is typical of compounds identified by traditional drug discovery approaches. The Company believes that its technologies will permit the targeted identification of compounds that are selective for specific receptor/ion channel subtypes, enabling the discovery and development of new classes of drugs that could be more effective and have fewer side effects than existing drugs for the treatment of nervous system disorders.

     RECEPTOR/ION CHANNEL SUBTYPE TECHNOLOGY

     Calcium ions enter neurons primarily through: (i) two receptor classes that function as ligand-gated ion channels -- NAChRs and EAARs; and (ii) VGCCs. These three classes are the major receptor/ion channel classes involved in regulating neuronal calcium. Each class is comprised of numerous structurally, anatomically and pharmacologically distinct subtypes.

     The large number and diversity of NAChR, EAAR and VGCC subtypes have only recently been established by gene cloning techniques and were unknown and virtually unmeasurable by traditional drug discovery approaches. SIBIA has pioneered the discovery and functional expression of cloned genes encoding a number of important human subtypes in these three receptor/ion channel classes. This has enabled SIBIA to characterize a large number of previously unrecognized receptor/ion channel subtypes and establish them as targets for drug discovery. SIBIA has further incorporated these molecular targets into functional cell-based assays for drug screening. The Company believes this should enable the development of novel, safe and effective therapies for nervous system disorders through the identification of compounds acting only on specific neuronal subtypes to selectively control precise calcium-mediated neuronal processes.

     SIBIA's human receptor/ion channel subtype technology is based on the identification and cloning of the genes encoding for NAChRs, EAARs and VGCCs from human brain tissue, the expression of these genes in mammalian cells to afford fully functional receptor/ion channels of defined subtype and the use of these cells in in vitro functional drug screening assays. Each cell line or assay contains only a single human receptor/ion channel subtype. In contrast to traditional binding assays, these proprietary assays can quantify the functional effect of test compounds and such compounds can be identified as acting as agonists, antagonists or modulators at any functional site, known or unknown, on a specific receptor/ion channel subtype.

     SIBIA has established a leading proprietary position in drug discovery based on human receptor/ion channel subtypes. Each of the following scientific and technological developments by SIBIA was critical in building this position and has represented a significant advance:

        - SIBIA has determined that most of the functional receptor/ion channel subtypes in the three classes it has targeted are multimeric (i.e., molecular complexes of two or more proteins), and are coded for by multiple genes of considerable complexity. SIBIA has discovered, isolated and developed an extensive library of more than 50 complete genes cloned from human brain tissue coding for multiple, distinct subtypes of NAChRs, EAARs and VGCCs controlling neuronal calcium levels.

        - Because most of the receptor/ion channel subtypes are multimeric, the expression of the multiple complex genes necessary to form the functional subtypes has been a difficult technical challenge. SIBIA believes its expertise in expressing multiple genes provides an important competitive advantage. To date, SIBIA has expressed more than 30 receptor/ion channel subtypes in the NAChR, EAAR and VGCC classes in stable cell lines which have been shown to be physiologically functional. Each subtype potentially represents a novel molecular target for developing therapeutic compounds for nervous system disorders. SIBIA is aggressively continuing this program and expects to express a significant number of additional subtypes in stable cell lines during 1997.

        - SIBIA has developed unique and proprietary functional cell-based assays encompassing these molecular targets and uses these assays with its proprietary high throughput screening technology to rapidly identify and select compounds for further development. SIBIA's high throughput screening technology includes proprietary technology and an automated system for the discovery and optimization of drug leads which specifically modulate the function of specific receptor/ion channel subtypes.

     SIBIA's drug discovery efforts are supported by its patent portfolio, which includes issued patents relating to all three classes of receptor/ion channels and functional screening technology. See "Business--Patents and Proprietary Rights." The Company believes that the integration of its large proprietary collection of molecular targets with its proprietary assay and screening technologies provides a powerful and original drug discovery platform. See "Risk Factors -- New and Uncertain Technology."

     HIGH THROUGHPUT FUNCTIONAL SCREENING TECHNOLOGY

     High throughput functional screening is a key component in SIBIA's drug discovery program. SIBIA utilizes its human receptor/ion channel subtype technology with high throughput screening in two modes: first, for the testing of large compound libraries to discover new, selective and potent series of compounds for further drug discovery efforts; and second, for the rapid characterization and profiling of selected series of compounds in order to choose lead candidates for further in vitro and in vivo study.

     SIBIA's proprietary high throughput functional cell-based assays are applicable to all of SIBIA's receptor/ion channel drug discovery programs -NAChRs, EAARs and VGCCs. SIBIA's proprietary assays are based on the receptor/ion channel-induced changes in cellular calcium levels. In contrast to traditional binding assays, these assays also allow for simultaneous analysis of the selectivity, potency, efficacy and pharmacological nature (e.g., agonist, antagonist or modulator) of the interaction of test compounds with a specific receptor/ion channel subtype.

     FLUORESCENCE-BASED ION ASSAY. SIBIA's fluorescence-based ion assay technology measures changes in intracellular events (e.g., calcium concentrations) through the use of ion-sensitive fluorescent dyes. SIBIA, in collaboration with a third party, has developed a 96-well microtiter plate-imaging fluorimeter to perform functional high throughput screening. The equipment is fully automated with robotics and analyzes the fluorescent signals of all 96 wells simultaneously, rather than sequentially in a time-delayed manner. This equipment incorporates a sophisticated computer control and data capture system which allows SIBIA to perform more than 5,000 functional receptor/ion channel assays per day, as compared to less than 100 per day using traditional methods. SIBIA is in the process of obtaining a second automated system that the Company believes will increase throughput by several-fold.

     TRANSCRIPTION-BASED ASSAY. SIBIA's proprietary transcription-based assay technology measures the functional activity of test compounds on cell-surface proteins using a wide array of specifically responsive promoter-reporter gene constructs and products. SIBIA believes its proprietary transcription-based assay technology is broadly applicable to virtually any cell-surface protein, such as receptors, that control signal transduction processes affecting gene transcription. See "Business--Patents and Proprietary Rights." In addition, the Company believes that transcription-based assays have application beyond SIBIA's current receptor/ion channel subtype targets and should support the expansion of SIBIA's drug discovery efforts to other human molecular targets involved in nervous system disorders. Furthermore, the Company believes this technology can also be applied to the discovery of drug candidates for the treatment of diseases outside the nervous system area. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights and Item 3. Legal Proceedings."

     SUBTYPE-SELECTIVE DRUG DEVELOPMENT PROGRAM

     SIBIA is applying its human receptor/ion channel technology and utilizing its broad portfolio of proprietary molecular targets in efforts to rapidly discover small molecule therapeutics for nervous system disorders. The Company believes that small molecule therapeutics may pass from the blood to the brain or spinal cord through the blood-brain barrier and thereby serve as effective agents for the treatment of certain nervous system disorders. In addition, small molecules offer advantages with respect to manufacturing and compound stability. The Company focuses on the discovery and development of drug candidates and establishes collaborations with pharmaceutical companies for advanced development and commercialization of such candidates. The chart below summarizes SIBIA's current receptor/ion channel drug development programs.

                                                        DEVELOPMENT              COMMERCIAL
PROGRAM                    THERAPEUTIC AREA             STATUS(1)                RIGHTS(2)
-------                    ----------------             -----------              ----------
NAChR AGONISTS
SIB-1508Y                  Parkinson's Disease,         Phase I clinical         SIBIA/Meiji (3)
                           Cognitive Disorders          trials

SIB-1553A Series           Alzheimer's Disease          Pre-clinical             SIBIA
                           and other Dementias

NAChR Subtype-             Schizophrenia,               Discovery                SIBIA
Selective Agonists         Attention Deficit
                           Disorders, Chronic
                           Pain, Eating
                           Disorders, Depression

EAAR ANTAGONISTS
SIB-1757 Series            Epilepsy                     Leads identified         Novartis/SIBIA(4)

NMDA, Non-NMDA             Stroke, Epilepsy,            Discovery                Novartis/SIBIA(4)
Ionotropic and             Head Trauma, Pain
Metabotropic
Antagonists

VGCC ANTAGONISTS
VGCC Subtype-              Stroke, Epilepsy,            Discovery                Lilly/SIBIA(5)
Selective Antagonists      Chronic Pain

PROTEASE INHIBITORS
APP Modulators             Alzheimer's Disease          Pre-clinical             BMS/SIBIA

(1) "Phase I clinical trials" indicates that SIBIA has made the initial introduction of the drug into healthy human subjects. The drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology).

      "Pre-clinical" indicates that SIBIA is conducting pharmacology testing, toxicology testing, formulation, process development and/or manufacturing scale-up prior to possible submission of an IND.

      "Lead identified" indicates that lead compounds have been discovered that meet certain criteria of the Company. Lead compounds may undergo structural modification and more extensive evaluation prior to selection of candidates for preclinical development.

      "Discovery" activities include initial research related to specific molecular targets and assay development for the identification of new lead compounds.

(2) Collaborative partners may participate in the preclinical and clinical testing phases of the drug development process and, except as described in note 3 for Meiji, generally will assume principal responsibility for commercialization.

(3) Meiji has been granted rights for development and commercialization of the Company's proprietary nicotinic acetylcholine receptor agonist, SIB-1508Y, as a treatment for Parkinson's disease in Japan and other Asian countries. SIBIA will supply SIB-1508Y to Meiji for clinical use and will retain rights for the commercial manufacture of SIB-1508Y. See "Business-- Strategic Alliances."

(4) Novartis has been granted exclusive worldwide rights to manufacture and market products discovered during the term of its agreement with SIBIA in the EAAR area and will pay certain milestones, if and when milestones are achieved, and royalties, if and when products are commercialized, to SIBIA. Upon expiration of the term of the agreement, Novartis has a right of first negotiation for a three year period with respect to compounds identified by SIBIA. See "Business--Strategic Alliances."

(5) SIBIA and Lilly each have the right to independently utilize SIBIA's receptor/ion channel technology in the VGCC area. Under the recent extension of the agreement, Lilly has a right of first negotiation with respect to compounds identified by SIBIA for a new VGCC subtype during the term of the agreement. Lilly has exclusive, worldwide rights to manufacture and market products which it discovers using SIBIA technology and will pay certain milestones, if and when milestones are achieved, and royalties, if and when products are commercialized, to SIBIA. See "Business -- Strategic Alliances."

     OVERVIEW OF SELECTED NERVOUS SYSTEM DISORDERS

     The Company is seeking to discover and develop receptor/ion channel subtype-specific compounds that may be used for the treatment of Parkinson's disease, Alzheimer's disease, stroke, depression, head trauma, epilepsy, chronic pain, schizophrenia and other neurological, psychiatric and neurodegenerative disorders, many of which have large patient populations and represent critical unmet medical needs.

     PARKINSON'S DISEASE. Parkinson's disease is a progressive neurodegenerative disorder displaying motor symptoms of rigidity, akinesia and tremor and is frequently accompanied by depression and dementia. It affects an estimated 500,000 people in the United States, with about 100,000 new cases reported each year. About two-thirds of patients diagnosed with the disease are disabled within five years of diagnosis. There currently is no cure for Parkinson's disease and no treatment which stops its degenerative course. Many of the symptoms of early-stage Parkinson's disease can be treated with various drugs that mimic the action of dopamine, which is reduced in these patients. Current therapy is primarily the oral administration of L-dopa, a precursor molecule that neurons are able to convert into dopamine.

     ALZHEIMER'S DISEASE. Alzheimer's disease is a neurodegenerative disorder exhibiting symptoms of memory loss, loss of language function, disorientation, inability to think abstractly, inability to care for oneself, personality change, emotional instability and behavior problems. Dementia of the Alzheimer's type currently constitutes a large and growing health problem among the elderly, and its prevalence is increasing as this segment of the population grows. Alzheimer's disease accounts for about 70% of all cases of dementia, representing about four million cases in the United States. Conservative estimates indicate that by the year 2000, there will be five to eight million cases of Alzheimer's disease in the United States. At present, there is no effective therapy that will prevent the onset of Alzheimer's disease or slow or reverse the degenerative process, and there are only a few products available for treating symptoms for Alzheimer's dementia.

     STROKE. In the United States, there are about 400,000 to 500,000 strokes suffered each year, resulting in approximately 150,000 fatalities. This makes stroke the third-leading cause of death in the United States. Almost two-thirds of the survivors of strokes are handicapped, with more than two million people in the United States now living with disabilities caused by stroke. Current therapies for stroke have limited ability to reduce the neuronal cell damage that results. Presently no effective means exist for treating or reducing the areas of the brain damaged by stroke.

     HEAD TRAUMA. About one million people in the United States suffer from the effects of head injuries, and more than 400,000 hospital admissions each year are attributed to such injuries. The economic cost of head trauma is high because of the costs of long-term rehabilitation, support services and lost income.

     EPILEPSY. Over two million people in the United States suffer from epilepsy with approximately 100,000 new cases reported each year. At present, there is no cure for this disorder, and no broad-spectrum anti-epileptic is currently available. Existing symptomatic therapies produce significant adverse effects and are ineffective for approximately 15% of the epilepsy patient population.

     CHRONIC PAIN. Pain is a complex response and is classified into two broad categories: acute and chronic. If acute pain problems are not effectively treated, they may progress to chronic states. Chronic pain is recognized as being the most frequent cause of disability in the United States and many industrialized nations. Incidence of pain in the United States exceeds 97 million cases. Major causes of chronic pain include arthritis, cancer pain, back injuries and migraine, with such causes affecting almost 60 million people in the United States.

     SCHIZOPHRENIA. Schizophrenia is a group of serious mental disorders that can be classed, in terms of symptoms, into four major stereotypes: paranoid, catatonic, disorganized and undifferentiated. The patient often appears to be mentally impaired, manifesting behavior that is bizarre and inappropriate. About one percent of the world's population is affected by schizophrenia and it is estimated that about two million people in the United States suffer from the disease.

     NAChR PROGRAM

     The NAChR system is a major excitatory neurotransmitter system comprised of many different receptor subtypes, each activated by the neurotransmitter acetylcholine. Mapping and pharmacological studies have revealed that NAChR subtypes are widely but discretely distributed in the brain and appear to be associated with specific neuronal structures and functions. SIBIA focuses certain of its drug discovery and development efforts on NAChR subtypes as drug targets.

     There is strong evidence that receptors within the NAChR system are important in Parkinson's disease, Alzheimer's disease and other nervous system disorders. In particular, a deficit of such receptors has been demonstrated in Alzheimer's disease and Parkinson's disease patients. Studies by the Company indicate that specific NAChR subtypes modulate the release of both dopamine and acetylcholine, each an important neurotransmitter, in specific and different brain regions. The Company believes that it is possible to develop subtype-specific NAChR drugs to ameliorate the effects of reduced concentrations of dopamine in Parkinson's patients and acetylcholine in Alzheimer's patients.

     The Company has selected and characterized SIB-1508Y as a compound for the treatment of Parkinson's disease based on its receptor subtype selectivity and behavioral profile. In contrast to current therapies which treat only motor dysfunction, the Company believes SIB-1508Y may be effective for the treatment of motor, affective and cognitive dysfunctions of Parkinson's disease. SIB-1508Y exhibits subtype-selective NAChR agonist activity, releases dopamine, acetylcholine and norepinephrine from selected brain regions and shows activity in rodent and primate models of Parkinson's disease and in rodent models of depression and cognitive function. Preclinical data to date suggests that, if proven to be safe and effective, SIB-1508Y may be useful as a stand-alone therapeutic agent, as well as in combination with L-dopa. In December 1996, the Company filed an Investigational New Drug application ("IND") with respect to SIB-1508Y. In February 1997, the Company commenced under its U.S. IND a Phase I clinical trial with SIB-1508Y. In March 1997, the Company announced a new corporate partnership with Meiji for the development and commercialization of SIB-1508Y in Japan and certain other Asian countries. SIBIA plans to establish additional corporate collaborations for advanced clinical trials and commercialization of SIB-1508Y for other areas of the world. See "Risk Factors -- Absence of Developed Products; Early Stage of Development" and "-- Dependence on Collaborative Relationships."

     SIBIA also is seeking to develop NAChR subtype-selective compounds for other nervous system disorders. In particular, it has identified the SIB-1553A series of compounds. The Company's studies indicate that these compounds potentially stimulate acetylcholine release in specific brain regions. SIBIA believes these types of compounds may have application in the symptomatic treatment of Alzheimer's disease and other dementias. Furthermore, SIBIA believes that other subtype-specific NAChR compounds may be useful for the treatment of other nervous system disorders such as schizophrenia, attention deficit disorder, chronic pain and eating disorders. The Company expects to select the preferred clinical compound in the SIB-1553A series by mid-1997.

     EAAR PROGRAM

     EAARs are divided into three categories: NMDA-type receptor/ion channels, non-NMDA-type receptor/ion channels and metabotropic receptors, a category of G protein-coupled receptors which do not directly flux calcium but rather function via other cellular messenger molecules. Each category is comprised of multiple subtypes that are activated by excitatory amino acid neurotransmitters such as glutamate and which have unique anatomical distributions.

     The NMDA-type and non-NMDA-type receptor/ion channel categories belong to the class of ligand-gated ion channels, and a significant number of the receptor/ion channel subtypes in these categories directly flux calcium into neurons. These receptor/ion channel subtypes are important for diverse brain functions, including memory and learning and are also implicated in neurodegenerative processes. For example, the scientific community generally agrees that glutamate is released by nerve cells subjected to ischemic conditions, as occurs during and after a stroke. Normally, excess glutamate is removed by nearby cells, but cells subjected to ischemia do not function properly and are unable to dispose of this excess glutamate. This excess glutamate binds to EAARs on adjacent nerve cells, leading to the influx of excess calcium and subsequent cell damage or cell death. The newly injured nerve cells release more glutamate, and the process repeats itself, spreading neuronal damage from cell to cell. For this reason, there is significant interest in developing subtype-selective EAAR antagonists as a potential treatment for stroke. The Company believes compounds that modulate EAARs would selectively control calcium entry into nerve cells.

     Metabotropic receptors have been less well-studied but also appear to be involved in certain nervous system disorders. Clones for genes encoding a number of different and novel metabotropic EAARs have been isolated by SIBIA from human brain tissue and have been demonstrated to be functional in several types of assays. Stable cell lines containing certain of such receptors have been prepared and are being used in SIBIA's functional high throughput screening assays.

     The Company believes drugs acting at specific EAAR subtypes may have application to various nervous system disorders, including stroke, epilepsy and head trauma and certain neurodegenerative diseases such as Alzheimer's, Parkinson's and Huntington's diseases. To date, developing therapeutically useful EAAR drugs has been difficult. Traditional drug discovery approaches have produced molecules with non-specific EAAR antagonist activity which generally produce many side effects. SIBIA has discovered a number of different EAAR subtypes, each with different pharmacological properties. By identifying receptor subtype-specific EAAR antagonists, the Company believes it may be possible to effectively treat certain nervous system disorders without the side effects caused by non-selectively blocking multiple EAAR subtypes.

     The first EAAR gene was cloned at The Salk Institute, and SIBIA has an exclusive license to the patents relating to this research. SIBIA has established a corporate collaboration with Novartis in the area of EAAR subtypes. SIBIA and Novartis are screening compounds from the Novartis library in functional EAAR subtype assays. In addition, SIBIA has identified the SIB-1757 series of subtype-specific human metabotropic receptor antagonists. Under the terms of their collaborative agreement, SIBIA and Novartis will work together to design and optimize compounds based on this series, and such compounds would then be further developed by Novartis. Based on preliminary studies, SIBIA believes that subtype-specific metabotropic receptor antagonists may provide a novel approach to the treatment of epilepsy. See "Business -- Strategic Alliances."

     VGCC PROGRAM

     The VGCC system is a major receptor/ion channel system involved in regulating neuronal calcium flux and excitability. VGCCs have traditionally been classified as L-, T-, N- and P-type calcium channels based on their biophysical and pharmacological properties. SIBIA's pioneering research in the characterization of VGCCs by molecular structure has led to the identification of other classes of calcium channels as well as channel subtypes within these classes, resulting in a new classification scheme. The critical role of VGCC subtypes in the function and potential dysfunction of nerve cells indicates that they may be targets for therapeutic intervention in a number of nervous system disorders.

     Calcium flux through distinct VGCC subtypes at presynaptic neuron terminals controls the release of different neurotransmitters, including dopamine, acetylcholine, serotonin and glutamate. The Company believes that the ability to selectively control neurotransmitter release with subtype-selective VGCC drugs could impact many nervous system disorders as follows: (i) control of dopamine release may have application in the treatment of Parkinson's disease, schizophrenia and manic-depressive disorders; (ii) control of acetylcholine release may have application in Alzheimer's disease; (iii) control of serotonin release may have application in the treatment of migraine and depression; and
(iv) control of glutamate release may have application in the treatment of stroke, epilepsy and pain. Furthermore, the Company believes modulation of synaptic activity by controlling neurotransmitter release with VGCC subtype-selective drugs may prove to be a more effective approach with broader applicability than current drug therapy for nervous system disorders. SIBIA was the first to clone and functionally express a human neuronal N-type VGCC, and the Company has filed patent applications on this and subsequent discoveries.

     The early focus of SIBIA's collaboration with Lilly involved the subtypes of neuronal N-type VGCCs. In May 1995, the Lilly collaboration was expanded to include additional VGCC subtypes. In January 1997, the Company extended its research and licensing agreement with Lilly for a second time. The new agreement, as extended, provides funding for identification and characterization of a new VGCC subtype not previously covered under the agreement. SIBIA has generated stable mammalian cell lines which express functional VGCC subtypes and has developed these cell lines into assays that currently are being employed by both Lilly and SIBIA in efforts to discover selective drugs using high throughput screening technology. Under the terms of the collaborative agreement, Lilly and SIBIA will each seek to optimize and develop lead compounds discovered from its own screening efforts. See "Business -- Strategic Alliances."

     HUMAN PROTEASE TECHNOLOGY

     SIBIA has developed technology concerning the role of degradative proteases in neurodegenerative diseases and methods for controlling the activity of these proteases. Neuronal protease activity leading to degenerative processes is most notable during progressive diseases such as Alzheimer's disease and in phases of neuronal cell death which accompany acute situations such as stroke and head trauma. These proteases are generally believed to break down the neuronal cytoskeleton leading to nerve cell death and play a fundamental role in the degeneration of the nervous system. The Company believes that modulating the activity of these proteases may have a therapeutic benefit by reducing neuronal cell loss.

     INHIBITORS OF THE FORMATION OF AMYLOID-PROTEIN

     SIBIA's major effort within its human protease technology is currently focused on controlling degradative proteases which generate A(beta), the neurotoxic fragment of APP. A(beta), which is derived from APP by the actions of specific proteases known as the (beta)- and (gamma)-secretases, respectively, is generally understood to be the major molecular key to Alzheimer's disease. A(beta) is found at autopsy in senile plaques and in deposits surrounding the small blood vessels in brain tissue, both of which are diagnostic for Alzheimer's disease. A number of studies indicate that mutations in the APP gene are associated with early-onset familial Alzheimer's disease. The clinical presentation and histopathology of early-onset Alzheimer's disease is indistinguishable from that seen in the more prevalent late-onset Alzheimer's disease. The Company therefore believes the inhibition of A(beta) formation may be broadly applicable to early-and late-onset Alzheimer's disease.

     SIBIA has conducted extensive research concerning the role of APP in Alzheimer's disease. It has developed technology related to the metabolism of APP in Alzheimer's disease and methods for controlling the formation of A(beta). The other important APP metabolic product, secreted APP(s(alpha)), has been shown in in vitro and in vivo studies to have neuroprotective properties and has been shown by SIBIA to be significantly decreased in the cerebrospinal fluid of Alzheimer's disease patients. SIBIA is seeking to develop compounds which selectively modulate the enzymatic processing of APP, such that the formation of A(beta) is inhibited and that of APP(s(alpha)) is enhanced, which SIBIA believes could slow disease progression or possibly modify the underlying disease process. The Company believes that, to date, research in other laboratories has focused on either inhibiting the formation of A(beta) or enhancing the formation of APP(s(alpha)), rather than modifying both processes simultaneously.

     OTHER APPLICATIONS

     The Company believes that the protease inhibitor technology developed as part of the A(beta) inhibitor program has applicability to other broad families of proteases which are believed to play key roles in the neuronal cell death that accompanies a variety of neurodegenerative disorders. SIBIA has established screening assays which measure the ability of selected compounds to enhance, modulate or inhibit the activity of some of these enzymes in vitro. Furthermore, SIBIA is establishing neuronal cell-based assays for monitoring the effects of selected protease inhibitors on apoptosis (programmed cell death). See "Business -- Research Collaborations and Licenses."

     HUMAN PROTEASE DRUG DEVELOPMENT PROGRAM

     SIBIA has built an integrated drug discovery program for A(beta) protein technology incorporating molecular biology, cell biology, biochemistry, pharmacology, combinatorial chemistry and medicinal chemistry. SIBIA has developed neuronal-type cell lines able to process human APP and produce APP(s(alpha)) and A(beta), which are used as functional assays for compound screening and drug development. Some cell lines express APP genes which contain the mutations that give rise to familial Alzheimer's disease mentioned above. A(beta), APP(s(alpha)) and other processing fragments can be detected with the use of various antibodies, and assays for these and other fragments have been developed as part of SIBIA's drug discovery program. SIBIA's sophisticated biochemical assays allow quantification of A(beta) and APP(s(alpha)) in biological fluids derived from cultured cells, animals (normal and transgenic mice) and sporadic and familial Alzheimer's patients. The Company believes the assays, and the ability to biochemically evaluate the effect of test compounds on APP processing in biological systems, and potentially in patients in clinical trials, provide it a significant competitive advantage.

     SIBIA has identified several series of small molecules which inhibit A(beta) production in vitro. The assay technology, together with several lead compounds formed the basis for the SIBIA/Bristol-Myers Squibb collaboration. See "Business -- Strategic Alliances." The most advanced inhibitors are now being evaluated in a battery of functional assays, including assays which test the ability of drug candidates to block A(beta) production in transgenic mice which are able to process human APP to A(beta).

STRATEGIC ALLIANCES

     Strategic alliances with major pharmaceutical and biotechnology companies are an integral part of SIBIA's business strategy. To date, SIBIA has established collaborative agreements with Lilly, Novartis, Bristol-Myers Squibb and Meiji. There can be no assurance that the Company will maintain its existing collaborative arrangements or establish any additional collaborative arrangements or that such future relationships, if established, or its current relationships will result in marketable pharmaceutical products. See "Risk Factors -- Dependence on Collaborative Relationships."

     ELI LILLY AND COMPANY

     In May 1992, SIBIA entered into a collaborative agreement with Lilly under which Lilly agreed to fund research for three years to develop and utilize SIBIA's receptor/ion channel technology in the area of neuronal VGCCs for the discovery of drugs that interact with such molecular targets. Coincident with the original collaborative agreement, Lilly made a $4,000,000 equity investment in SIBIA. In May 1995, the scope of this collaborative agreement was expanded to include additional neuronal VGCC subtypes and to increase the Lilly milestone payment obligations to SIBIA, and the term of the collaboration agreement was extended for an additional two years. In January 1997, the agreement was again revised and extended to October 31, 1998.

     Under the Lilly agreement as currently in effect, Lilly will provide research funding for the identification and characterization of a VGCC subtype which was not previously covered under the agreement for use in the discovery of drugs for nervous system disorders. In exchange for providing a certain level of research under the agreement, the Company will receive payments from Lilly; additional payments may be received by the Company upon the achievement of certain development milestones and the Company may receive royalties in the event there are sales of products containing a compound developed under the agreement. The Company has granted Lilly an exclusive (except as to SIBIA) license to use certain proprietary VGCC technology of the Company during the term of the agreement, which license becomes non-exclusive upon termination of the agreement. Either party may terminate the agreement upon three months advance written notice provided anytime after August 1, 1997. The Company recognized contract revenue related to this agreement of $1,621,000, $1,663,000, and $1,609,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

      NOVARTIS

     In October 1992, SIBIA entered into a three-year collaborative agreement (which included research funding and a $5,000,000 equity investment) with Novartis to develop and utilize SIBIA's receptor/ion channel technology in the area of EAARs for the discovery of drugs that interact with such molecular targets. In March 1996, the initial term of the Novartis agreement was extended through September 1998. Under the agreement, Novartis has been granted exclusive worldwide rights to manufacture and market products it or SIBIA discovers using the program technology during the collaboration, and SIBIA is entitled to receive milestone payments at certain stages of the development of product candidates, if any are identified, and royalties on sales of products that are developed, if any are ever developed. During the term of the collaboration agreement, SIBIA will work exclusively with Novartis in the area of EAARs, and Novartis has an exclusive license during the term of the collaboration agreement to use certain of SIBIA's receptor assay technology for EAARs. Upon expiration of the collaboration agreement, SIBIA retains the rights to use the program technology for its own drug discovery efforts and may screen molecules from other sources against EAARs and pursue development of these molecules, subject to Novartis' right of first negotiation with respect to such molecules discovered during the three years following expiration of the collaboration agreement. The collaboration agreement may be terminated by either party upon six months' prior written notice, which may be provided at any time beginning September 1997.

     Pursuant to the extended agreement, Novartis paid SIBIA $500,000 to fund certain capital expenditures (which may be credited against future milestone payments) and agreed to purchase $7,500,000 of the Company's Common Stock, $5,000,000 of which was made in conjunction with the initial public offering of the Company's Common Stock and the remaining $2,500,000 will be made upon the achievement of certain research milestones.

     BRISTOL-MYERS SQUIBB COMPANY

     In August 1995, SIBIA entered into a collaborative agreement with Bristol-Myers Squibb under which Bristol-Myers Squibb agreed to fund research for a minimum of four years to discover and develop compounds able to selectively modulate the processing of APP for the treatment of Alzheimer's disease and related neurodegenerative disorders. During the joint research effort, neither SIBIA nor Bristol-Myers Squibb may enter into any other third-party agreements directed toward the discovery and development of products for use in the area of APP metabolism. In addition, Bristol-Myers Squibb has the sole discretion to determine which compounds, if any, it will pursue to develop. Under the terms of the agreement, all preclinical and clinical development of lead compounds will be undertaken by Bristol-Myers Squibb. SIBIA has a right of first negotiation to obtain a license to certain compounds discovered during the collaboration in the event Bristol-Myers Squibb elects not to pursue the development of such compounds. Pursuant to the collaborative agreement, except with regard to SIBIA's assay technology, SIBIA has granted to Bristol-Myers Squibb an exclusive, worldwide, royalty-bearing license to commercialize products arising out of the collaboration. Furthermore, upon the termination of the collaboration, SIBIA and Bristol-Myers Squibb have granted to one another non-exclusive licenses to the other's assay technology for the discovery and development of new compounds. The agreement may not be terminated prior to August 1999 without the parties' mutual consent.

     Coincident with the collaborative agreement, Bristol-Myers Squibb made an equity investment in the amount of $7,000,000 and paid a license fee of $3,000,000. Bristol-Myers Squibb is also obligated to make a further equity investment of $6,000,000 upon the initiation of clinical trials relating to any product developed from the collaboration. In addition to research funding, SIBIA is entitled to receive certain milestone payments at certain stages during the development of product candidates, if any are identified. The agreement also provides that Bristol-Myers Squibb will pay SIBIA royalties on net sales of products resulting from the joint research, if any are ever developed.

     MEIJI SEIKA KAISHA, LTD.

     In February 1997, the Company entered into a development and license agreement with Meiji for the development and commercialization of the Company's proprietary NAChR agonist, SIB-1508Y, as a treatment for Parkinson's disease in Japan and other Asian countries. Under the agreement, the Company received an upfront technology access fee of $3,000,000 (the "Access Fee"), and may receive development milestone payments and royalties on future product sales, if any. Under the terms of the agreement, additional pre-clinical tests will be performed to determine the potential of SIB-1508Y for use in the manner contemplated by the agreement. In the event such tests do not yield acceptable results, Meiji may terminate the agreement and the Company will be obligated to return to Meiji substantially all of the Access Fee. In addition, the Company may, at its discretion, terminate the agreement if, by June 28, 1997, certain tasks or development milestones are not achieved by Meiji in which instance the Company will be permitted to retain part of the Access Fee. SIBIA has retained rights to develop and commercialize SIB-1508Y outside of Japan and certain other Asian countries, and has retained rights to manufacture clinical supplies and commercial material.

RESEARCH COLLABORATIONS AND LICENSES

     Corporate collaborations and research collaborations with academic groups are an integral part of SIBIA's strategy. Selected collaborations are described below.

     THE SALK INSTITUTE FOR BIOLOGICAL STUDIES

     In 1988, SIBIA entered into a license agreement with The Salk Institute on a number of NAChR subunit clones on which two U.S. patents have issued. This agreement was amended in March 1996 such that the license to the issued U.S. patents and related patent applications became an exclusive worldwide license. Pursuant to the agreement, as amended, SIBIA is obligated to pay royalties to The Salk Institute on sales of products resulting from The Salk Institute's NAChR technology. In addition, the Company is required to make minimum annual royalty payments to The Salk Institute beginning in 2002. Failure to pay such royalties will result in the related license becoming non-exclusive.

     In 1990, SIBIA entered into a three-year agreement with The Salk Institute in the area of EAARs. This agreement provided for the support of research at The Salk Institute by SIBIA and the transfer of research materials and research results in the EAAR area from The Salk Institute to SIBIA. SIBIA also received an exclusive worldwide license to certain EAAR-related patents and patent applications held by The Salk Institute. The agreement was amended in March 1996. Pursuant to the agreement, as amended, the Company is required to make certain annual minimum royalty payments to The Salk Institute beginning in 2002. Failure to pay such royalties will result in the related license becoming non-exclusive.

     AURORA BIOSCIENCES CORPORATION

     In January 1997, the Company entered into an agreement with Aurora Biosciences Corporation ("Aurora"). Under the agreement, the Company will license to Aurora non-exclusive rights to practice its patented transcription-based assay (TBA) technology, and certain other technologies related to automated drug screening. In return, in addition to other consideration, the Company will receive from Aurora non-exclusive rights to several assay technologies, including novel reporter molecules, that will facilitate the Company's high throughput screening and drug discovery efforts directed to certain receptor, ion channel and enzyme targets associated with nervous system disorders. Both parties have limited sublicensing rights to each other's patents.

     THE PARKINSON'S INSTITUTE

     SIBIA is collaborating with Dr. Maryka Quik, Clinical Research Associate at the Parkinson's Institute, on the changes which occur in different NAChR and VGCC subunit mRNAs in MPTP-treated monkeys as compared to control. These studies may provide insight concerning alterations of specific NAChR and VGCC subtypes in Parkinson's disease.

     THE MAYO CLINIC, JACKSONVILLE

     SIBIA is collaborating with Dr. Steven G. Younkin, Director of Research at the Mayo Clinic, Jacksonville, on the effects of lead compounds in transgenic animal models of Alzheimer's disease (in vivo).

     THE ROCKEFELLER UNIVERSITY

     SIBIA is collaborating with Dr. Rong Wang, a researcher in the Mass Spectrometry Laboratory at Rockefeller, on the detection and quantitation of A(beta) and related APP processing fragments in tissue culture, cerebrospinal fluid and plasma samples.

     MT. SINAI SCHOOL OF MEDICINE

     SIBIA is collaborating with Dr. John Morrison, Professor and Co-Director, Dr. Arthur M. Fishberg Research Center for Neurobiology, the Mt. Sinai School of Medicine, on the preparation of antibodies against EAAR subtypes and the use of these antibodies to map the receptor subtype distribution in the human brain.

     UNIVERSITY OF CHICAGO

     SIBIA is collaborating with Dr. Richard J. Miller, Professor, Department of Pharmacology and Physiological Sciences, University of Chicago, on the biophysical and pharmacological characterization of certain VGCC subtypes.

     UNIVERSITY OF BRISTOL, ENGLAND

     SIBIA is collaborating with Professor Timothy Gallagher, School of Chemistry, University of Bristol, on the design and synthesis of novel derivatives of a naturally occurring nicotinic acetylcholine agonist. Professor Gallagher's work complements and expands SIBIA's internal drug discovery program in this area.

PATENTS AND PROPRIETARY RIGHTS

     The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     SIBIA has established an extensive patent estate which it intends to protect on behalf of its shareholders. On July 9, 1996, the Company filed an action in the United States District Court for the Southern District of California for patent infringement against Cadus Pharmaceutical Corporation

("Cadus"). The complaint asserts that Cadus' assay technology infringes the Company's U.S. Patent No. 5,401,629 (the "629 Patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intracellular Signal." Throughout the complaint, the Company seeks damages in an unspecified amount and a preliminary and permanent injunction. See "Item 3. Legal Proceedings."

     SIBIA has 56 pending applications for U.S. patents on its technology relating to drug discovery for various nervous system diseases and disorders. Fifteen of the currently pending U.S. patent applications cover the composition or use of VGCC genes and the encoded subtypes. SIBIA has two issued patents which include claims to DNAs encoding key structural components of VGCCs which can be utilized in assays to identify compounds that modulate VGCC function. SIBIA also has a U.S. patent which covers an assay method for the identification of modulators of VGCCs containing an ((alpha)1C), ((alpha)1D) and/or ((alpha)2(delta)) subunit, singly or in combination. SIBIA has been granted a European patent covering DNA encoding VGCC ((alpha)2(delta)) subunits and cells expressing the same.

     Eight of SIBIA's pending U.S. patent applications cover the composition or use of human NAChR genes and encoded subtypes. SIBIA also holds an issued patent with claims to DNAs encoding key structural components of NAChRs. In addition, SIBIA has an exclusive license from The Salk Institute to three patents with claims to DNAs encoding various NAChR subunits.

     Within the EAAR class, SIBIA has six pending U.S. patent applications covering human NMDA receptor genes and encoded subtypes and three pending U.S. patent applications covering human metabotropic EAAR genes and encoded subtypes that were filed in connection with ongoing research. SIBIA has an issued United States Patent with claims to DNAs encoding human metabotropic receptors mGluR1b, mGluR2, mGluR3 and mGluR5a-c and cells containing the same. SIBIA also has an exclusive license from The Salk Institute to a patent with claims to DNAs encoding various NMDA- and non-NMDA-type ligand-gated EAA receptor/ion channel subtypes.

     Several of SIBIA's pending U.S. patent applications relate to functional screening techniques that can be utilized in conjunction with receptor/ion channel compositions for identifying drugs which have the potential for treatment of disorders associated with the particular receptor or ion channel. Two issued patents cover methods and compositions for identifying receptor-modulating compounds based on detection of reporter gene transcription in recombinant cell systems. In addition, six pending U.S. patent applications and one foreign patent cover fluorescence-based automated systems for high throughput functional screening of receptor-modulating compounds.

     Additionally, SIBIA has eight pending U.S. patent applications and three issued patents covering the composition or use of compounds which modulate the activity of NAChRs for the treatment of diseases involving these receptors including an issued patent covering SIB-1508Y. Ten applications are being pursued to cover the composition or use of compounds that modulate the processing of proteins implicated in Alzheimer's disease. Applications for foreign patents corresponding to the majority of the above described U.S. applications covering receptor compositions and uses and screening technologies have also been filed.

     SIBIA has a non-exclusive worldwide license to various patent applications held by Aurora. The technology covered by these patent applications include several assay technologies. See "Business -- Research Collaborations and Licenses".

     The Company intends to file additional applications as appropriate for patents covering its technologies, compounds and processes. There can be no assurance that the Company will develop additional technologies, compounds or processes that are patentable, that patents will issue from any patent application or that claims allowed will be sufficient to protect the Company's technologies, compounds or processes. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, compounds or processes competitive with those of the Company. The failure by the Company to adequately protect its technologies, compounds or processes covered by issued patents or to obtain patents based on the applications referred to herein or any future applications could have a material adverse effect on the Company's business.

     The patent positions of pharmaceutical and biotechnology firms, including SIBIA, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, the Company does not know whether any more of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until a patent issues, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions.

     The success of the Company will also depend in part on SIBIA not infringing patents issued to competitors and not breaching the technology licenses upon which any Company compounds or processes are based. It is uncertain whether any third-party patents will require the Company to alter its technologies, compounds or processes, obtain licenses or cease certain activities. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the field in which the Company is involved. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents issued to other companies contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable or acceptable terms, if at all. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to develop and commercialize its compounds would have a material adverse effect on the Company's business.

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

     In addition, the recombinant Pichia pastoris yeast expression system developed at SIBIA is protected by several patents that have issued to Phillips Petroleum. These patents include claims to key Pichia gene regulatory elements, marker genes and transformation methods that form the basis of the recombinant expression system. SIBIA retains full rights to the general expression system protected by these patents but does not have the right to sublicense this technology. SIBIA has filed numerous applications and has been granted six U.S. patents and two foreign patents pertaining to Pichia-based recombinant systems for the production of certain proteins including human epidermal growth factor, human IGF-1 and aprotinin.

SIBIA also has patents in vaccine-related technology. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

     In addition to patents, the Company relies on trade secret laws to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. Thus, SIBIA relies on protecting its proprietary technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

COMPETITION

     Competition to develop drugs to treat nervous system disorders is intense and expected to increase as knowledge and interest in the disorders addressed by the products the Company is seeking to develop increases. The Company's most significant competitors are fully integrated pharmaceutical companies and established biotechnology companies. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, the Company faces competition from academic institutions, governmental agencies and other public and private research organizations which conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing. Furthermore, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

     Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and have significant products approved or in development. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new pharmaceutical products and in obtaining FDA approval for products more rapidly than the Company. The Company has not conducted clinical trials with respect to any of its compounds under development and has not sought the approval of the FDA for any product based on such compounds. Furthermore, if the Company is permitted to commence commercial sales of products that it may develop, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has no experience.

     Any product that the Company may succeed in developing, and for which it gains regulatory approval, must then compete for market acceptance and market share. For certain of the Company's potential products, an important competitive factor will be the timing of market introduction. Accordingly, the Company expects that the relative speed with which companies can develop products, complete the clinical testing and approval processes and supply commercial quantities of the product to the market will be important competitive factors. With respect to clinical testing, competition may delay progress by limiting the number of clinical investigators and patients available to test the Company's potential products.

     In addition to the above factors, competition is based on product efficacy and safety, the timing and scope of regulatory approvals, availability of supply, marketing and sales capability, price, patent position and reimbursement coverage. See "Risk Factors -- Intense Competition; Rapid Technological Change."

MANUFACTURING

     The Company currently has no manufacturing facilities for clinical or commercial production of any compounds currently under development or the manufacture and distribution of products that may be developed. The Company is currently relying on third-party manufacturers to produce its compounds for preclinical and clinical purposes. Furthermore, the compounds under development by the Company have never been manufactured on a commercial scale and may not be able to be manufactured at a cost or in quantities to make commercially viable products.

     The Company intends to establish arrangements with third-party manufacturers to supply compounds for preclinical and clinical trials and commercial sales of products that may be developed, as well as for the packaging, labeling and distribution of such products. If the Company is unable to contract for a sufficient supply of its compounds on acceptable terms, the Company's preclinical and clinical testing schedule would be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company's business. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute products that it may develop, market introduction or penetration of such products would be adversely affected. See "Risk Factors -- No Manufacturing or Marketing Capability; Reliance on Third-Party Manufacturers and Marketers; Absence of Sales and Marketing Experience."

SALES AND MARKETING

     The commercialization of products, such as those that may be developed by the Company, is an expensive and time-consuming process. The Company has no experience in sales, marketing or distribution. In order to market directly any products that the Company may develop, the Company must develop a marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may seek to obtain the assistance of a pharmaceutical or biotechnology company with a large distribution system and a large direct sales force. See "Risk Factors -- No Manufacturing or Marketing Capability; Reliance on Third-Party Manufacturers and Marketers; Absence of Sales and Marketing Experience."

GOVERNMENT REGULATION

     The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the federal Food, Drug and Cosmetic Act. Similar approvals by the comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the preclinical and clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic takes several years and involves substantial expenditures. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

     As an initial step in the FDA regulatory approval process, preclinical studies are typically conducted in animal models to assess a drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as part of an IND, which is filed to comply with FDA regulations prior to beginning clinical trials.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase I, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase II involves studies in a limited patient population to (i) assess the potential of the drug for specific, targeted indications; (ii) evaluate dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase II evaluations, Phase III trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Data from clinical trials are submitted to the FDA in a New Drug Application ("NDA") or Product License Application ("PLA"). Preparing an NDA or PLA involves considerable data collection, verification, analysis and expense.

     The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The time period required for NDA review and approval may be affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period. The FDA may ask one of its advisory committees to aid in its assessment of the drug. All of these factors may delay marketing approval. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense. FDA approval is limited to specified indications. Moreover, the product label and promotional labeling and prescription drug advertising are highly regulated by the FDA under the federal Food, Drug and Cosmetic Act. In order to permit promotion of the approved product for indications not included in the scope of the original approval, further clinical trials and FDA approval may be necessary.

     NDA approval requires, among other things, that the prospective manufacturer's quality control and manufacturing procedures conform to GMP regulations. All manufacturing facilities, whether foreign or domestic, may be subjected to a pre-NDA approval inspection. Additionally, domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic inspection by foreign regulatory authorities as well as by the FDA where the FDA has a reciprocal inspection agreement with the foreign regulatory authorities.

     For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company's approach to the European regulatory process involves the identification of respected clinical investigators in the member states of the European Economic Community ("EEC") to conduct clinical studies. The Company intends to design these studies to meet both FDA and EEC standards. Provided regulatory harmonization is finalized in the EEC, these studies are designed to develop a regulatory package sufficient for multi-country approval in the Company's European target markets without the need to duplicate studies for individual country approvals. This approach also takes advantage of regulatory requirements in some countries, such as in the United Kingdom, which allow Phase I studies to commence after appropriate toxicology and preclinical pharmacology studies but prior to formal regulatory approval.

     In December of 1996, the Company filed an IND with respect to SIB-1508Y for the treatment of Parkinson's disease and in February 1997 the Company commenced Phase I clinical trials on SIB-1508Y. See "Risk Factors -- Absence of Developed Products; Early Stage of Development."

HUMAN RESOURCES

     As of December 31, 1996, the Company had 106 employees, 33 of whom hold Ph.D. degrees. Ninety-six employees are engaged in, or directly support, research development. The Company's employees are not covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent. The Company has entered into confidentiality agreement with all of its employees.

RISK FACTORS

     EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION IN THIS FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934 AS AMENDED ("EXCHANGE ACT") INVOLVING RISK AND UNCERTAINTIES. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE PROJECTED IN THIS FORM 10-K. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE ABILITY TO DEVELOP SAFE AND EFFICACIOUS DRUGS, VARIABILITY OF ROYALTY, LICENSE AND OTHER REVENUE, FAILURE TO SATISFY PERFORMANCE OBLIGATIONS, ABILITY TO ENTER INTO FUTURE COLLABORATION AGREEMENTS, UNCERTAINTY REGARDING THE COMPANY'S PATENTS AND PROPRIETARY RIGHTS (INCLUDING THE RISK THAT THE COMPANY MAY BE FORCED TO ENGAGE IN COSTLY LITIGATION TO PROTECT SUCH PATENT RIGHTS AND THE MATERIAL ADVERSE CONSEQUENCES TO THE COMPANY IF THERE WERE UNFAVORABLE OUTCOME OF ANY SUCH LITIGATION), AS WELL AS OTHER RISKS AND UNCERTAINTIES DISCUSSED IN THE FOLLOWING RISK FACTORS, AND IN THE SECTIONS ENTITLED "BUSINESS" AND "MANAGEMENT'S DISCUSSION

AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AS WELL AS THOSE DISCUSSED IN ANY DOCUMENT INCORPORATED HEREIN BY REFERENCE.

ABSENCE OF DEVELOPED PRODUCTS; EARLY STAGE OF DEVELOPMENT

     SIBIA is an early-stage biotechnology company. The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. SIBIA has only filed an Investigational New Drug ("IND") application with the U.S. Food and Drug Administration ("FDA") on one of its compounds currently under research or development, and no INDs have been filed by the Company's collaborative partners on any compound in connection with their collaborations with the Company. SIB-1508Y is the only compound for which the Company has filed an IND. Even though clinical trials with respect to SIB-1508Y have commenced, SIB-1508Y may prove to be ineffective in the treatment of Parkinson's disease, or have undesirable or unintended side effects or other characteristics that prevent or limit its commercial use, either of which could have a material adverse effect on the Company's business. Furthermore, there can be no assurance that any products will be successfully discovered or developed by the Company or its collaborative partners, be approved for clinical trials, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be marketed successfully. The failure of the Company or its collaborative partners to discover or develop commercially viable products or successfully market such products would have a material adverse effect on the Company's business. See "Business -- Drug Discovery Platforms and Development Programs."

     The Company's area of therapeutic focus, disorders of the nervous system is not thoroughly understood and there can be no assurance that the compounds the Company is seeking to develop will prove to be safe and effective in treating nervous system disorders. The development of such compounds will require the commitment of substantial resources to continue research and to conduct the preclinical development and clinical trials necessary to bring such compounds to market and to establish production and marketing capabilities. Drug research, discovery and development by its nature is uncertain. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. Actual drug research, discovery and development costs could exceed budgeted amounts, which could have a material adverse effect on the Company's business.

     The use of the Company's or its collaborative partners' compounds as potential therapeutic compounds for nervous system disorders, particularly those affecting the brain or spinal cord, is hindered by, among other things, the inability of such compounds to pass readily from the blood to the brain or spinal cord through the blood-brain barrier. The Company believes that developing small molecule therapeutics may allow passage through the blood-brain barrier; however, to date the Company has not demonstrated in any clinical studies that its small molecule therapeutics will pass through the blood-brain barrier. The inability of a compound to pass readily through the blood-brain barrier would require the development of a different drug delivery mechanism, which itself may entail considerable cost and risks and would be time-consuming. Furthermore, there can be no assurance that an effective drug delivery mechanism would be developed. Failure to solve any such drug delivery problems or any other problems that may develop would have a material adverse effect on the Company's business.

DEPENDENCE ON COLLABORATIVE RELATIONSHIPS

     The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its compounds includes entering into various collaborations with corporate partners, licensors, licensees and others. The Company has entered into collaborative arrangements with Lilly, Novartis, Bristol-Myers Squibb and Meiji and intends to enter into additional collaborations.

     The Company's current collaborators have received from SIBIA certain exclusive rights to commercialize any products developed under their respective agreements. These collaborators have generally agreed to fund the research and development of compounds discovered under their respective agreements, conduct clinical testing of lead compounds, prepare and file submissions for regulatory approval, make milestone payments to SIBIA upon the achievement of certain goals and pay royalties on any resulting products. Under its agreements with these collaborators, the Company is restricted in its ability to conduct research with third parties with respect to the technology subject to the respective agreement. Under their respective agreements, Lilly has rights of first negotiation with respect to certain compounds discovered by the Company during the term of its agreement with SIBIA, Novartis has exclusive rights to compounds discovered by the Company during the term of its agreement with SIBIA and rights of first negotiation to compounds discovered by the Company during the three-year period following the term of such agreement and Bristol-Myers Squibb has exclusive rights to compounds discovered by the Company during the term of its agreement with SIBIA. There can be no assurance that these collaborations will continue or be successful or that any products will be developed. Moreover, Novartis and Bristol-Myers Squibb, under their respective agreements, have the sole and exclusive right to select compounds for further development and halt or delay the testing of any compounds selected for development. Under the Company's recent agreement with Meiji, all clinical development, product finishing, marketing and sales for Japan and certain other Asian countries with respect to products produced from SIB-1508Y, if any, will be controlled by Meiji. The amount and timing of resources dedicated by these collaborators under their respective agreements also is not within the control of the Company. There can be no assurance that the Company will ever receive any milestone or royalty payments under these agreements. In addition, if products that may be developed under such agreements are approved for marketing, any revenues to the Company from such products will be dependent on the marketing and sales efforts of these collaborators.

     Each of the collaborative parties has the right to terminate its respective collaboration under certain circumstances, including upon the occurrence of a material breach and, in certain cases, upon a change in control. Furthermore, Lilly can terminate its collaboration with the Company upon three months' prior written notice, which may be given at anytime after August 1, 1997, and Novartis can terminate its collaboration with the Company upon six months' prior written notice, which may be given at anytime beginning September 1997. Under the terms of the agreement, additional pre-clinical tests will be performed to determine the potential of SIB-1508Y for use in the manner contemplated by the agreement. In the event such tests do not yield acceptable results, Meiji may terminate the agreement and the Company will be obligated to return to Meiji substantially all of its upfront technology Access Fee. There can be no assurance that collaborators will not terminate their respective collaborations. In addition, there can be no assurance that collaborators will not pursue alternative technologies to develop treatments for the diseases targeted by the respective collaborative programs. If any of the Company's collaborative partners terminates or breaches its agreement with the Company or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable collaborative agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected, which would have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements have accounted for 89%, 81% and 97% of total revenues for the years ended December 31, 1994, 1995 and 1996, respectively, such a termination or breach could materially adversely affect the Company's results of operations and financial condition. Also, there can be no assurance that a research program covered by a particular collaborative agreement does not or will not conflict with any research programs covered by the Company's other collaborations. The occurrence of any such conflict could have a material adverse effect on the Company's business.

     The Company intends to enter into additional collaborative arrangements with pharmaceutical and biotechnology companies to develop and commercialize certain of its compounds in the future. There can be no assurance that the Company will be able to negotiate collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. Most of the Company's competitors similarly are seeking to develop or expand their collaborative relationships with pharmaceutical and biotechnology companies. To the extent that the Company is not able to establish such arrangements or any of its existing arrangements are terminated, it would require significant capital to undertake development, regulatory, manufacturing and marketing activities at its own expense and may be required to curtail significantly or eliminate one or more of its research, discovery or development programs, either of which could have a material adverse effect on the Company's business. In addition, the Company may encounter significant delays in introducing into certain markets products that it may develop or find that the development, manufacture or sale of such products in such markets is adversely affected by the absence of such collaborative arrangements.

NEW AND UNCERTAIN TECHNOLOGY

     The Company's proprietary nervous system technologies, which comprise the human receptor/ion channel subtype technology and human protease technology, are unproven and relatively new compared to traditional methods of drug discovery. The Company uses its technologies to isolate and identify molecular targets that it believes play an important role in nervous system function and nervous system disorders. The ability of the Company to screen potential compounds, select product candidates and develop products is dependent in large part upon the number of such targets available for screening and whether the expected functionality of such targets plays an important role in nervous system function and nervous system disorders. There can be no assurance that the use of such technologies will lead to the discovery or development of commercial pharmaceutical products that are safe and efficacious in treating any nervous system disorder. Failure to develop any such product would have a material adverse effect on the Company's business.

HISTORY OF OPERATING LOSSES

     The Company is at an early stage of development with respect to its nervous system technologies and its compounds. Except for 1995, the Company has incurred net losses every year since it shifted its area of therapeutic focus to the central nervous system in 1991. As of December 31, 1996, the Company had accumulated net losses of approximately $21.7 million. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research and development expenditures increase. The Company's revenue for the short term will be limited to payments under its existing or future strategic alliance agreements. There can be no assurance that the Company will ever achieve or sustain significant revenues or profitable operations. To achieve significant revenues or profitable operations, the Company, alone or with its collaborators, must successfully develop, manufacture and market safe and efficacious products and obtain the regulatory approvals required for their testing, manufacture and sale. Failure to achieve significant revenues or profitable operations could impair the Company's ability to sustain operations. There can be no assurance that the Company will be successful in entering into additional collaborative arrangements or that any such arrangements will result in revenues or that the Company will receive additional revenues under existing collaboration arrangements. The Company has not yet received any revenues from the achievement of milestones from the discovery or development of, or royalties from the sale of, commercial drugs by Lilly, Novartis, Bristol-Myers Squibb or Meiji, and such revenues, if any, are not expected to represent a material amount of the Company's total revenues for several years, if at all.

FUTURE CAPITAL NEEDS; UNCERTAINTY OF ADDITIONAL FUNDING

     The Company will require substantial additional funds to conduct the research and development and preclinical and clinical testing of its compounds and to manufacture and market any products that may be developed. Although the Company plans to contract with third parties to manufacture and market any products that may be developed, to the extent the Company is unsuccessful and is required to establish its own manufacturing capacity or marketing program, it will require substantial additional capital. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. The Company expects to expend substantial funds in connection with research and development and in the area of intellectual property. Funds generated from payments under existing collaborative agreements, together with the Company's current cash reserves, will be insufficient to fund the Company's operations through the completion of any clinical trials and commercialization of its first product, if developed. Although the Company will seek to obtain additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, there can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders would result. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs or obtain funds through additional arrangements with corporate partners or others which may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish, which could have a material adverse effect on the Company's business.

INTENSE COMPETITION; RAPID TECHNOLOGICAL CHANGE

     The field in which the Company is involved is characterized by extensive research efforts, rapid technological change and intense competition from numerous organizations including pharmaceutical companies, biotechnology companies, universities and other research organizations. Products and therapies currently exist on the market that will compete directly with the products that the Company is seeking to develop and market to address nervous system disorders. In addition, new developments occur and are expected to continue to occur at a rapid pace. Competition from fully integrated pharmaceutical companies and biotechnology companies is intense and is expected to increase. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant nervous system products approved or in development and operate large, well-funded nervous system research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, seek patent protection and establish collaborative arrangements for the clinical development of compounds and marketing of products. The Company's competitors may succeed in discovering and developing products more rapidly than the Company and its collaborative partners or products that are more effective or more affordable than any that may be developed by the Company and its collaborative partners and may also prove to be more successful than the Company and its collaborative partners in production and marketing. There can be no assurance that research, discoveries or commercial developments by others will not render any of the Company's or its collaborative partners' programs or potential products obsolete or noncompetitive, any of which would have a material adverse effect on the Company's business. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its collaborative partners' ability to use the Company's technology or commercialize products that may be developed.

UNCERTAINTY REGARDING PATENTS AND PROPRIETARY RIGHTS

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

     SIBIA has 56 pending applications for U.S. patents on its technology relating to drug discovery for various nervous system disorders. To date, the Company has licensed four U.S. patents from The Salk

Institute related to SIBIA's human receptor/ion channel subtype technology, as well as continuations-in-part and foreign counterparts of these patents. The Company intends to file additional applications as appropriate for patents covering its technologies, compounds and processes. There can be no assurance that the Company will develop additional technologies, compounds or processes that are patentable, that patents will issue from any patent application or that claims allowed will be sufficient to protect the Company's technologies, compounds or processes. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, compounds or processes competitive with those of the Company. The failure by the Company to adequately protect its technologies, compounds or processes covered by issued patents or to obtain patents based on the applications referred to herein or any future applications could have a material adverse effect on the Company's business.

     The success of the Company will also depend in part on SIBIA not infringing patents issued to competitors and not breaching the technology licenses upon which any Company compounds or processes are based. It is uncertain whether any third-party patents will require the Company to alter its technologies, compounds or processes, obtain licenses or cease certain activities. A number of pharmaceutical companies, biotechnology companies, universities and research institutions have filed patent applications or received patents in the field in which the Company is involved. Some of these applications or patents may be competitive with the Company's applications or conflict in certain respects with claims made under the Company's applications. Such conflict could result in a significant reduction of the coverage of the Company's patents, if issued. In addition, if patents issued to other companies contain competitive or conflicting claims and such claims are ultimately determined to be valid, the Company may be required to obtain licenses to these patents or to develop or obtain alternative technology. If any licenses are required, there can be no assurance that the Company will be able to obtain any such license on commercially favorable or acceptable terms, if at all. The Company's breach of an existing license or failure to obtain a license to any technology that it may require to develop and commercialize its compounds would have a material adverse effect on the Company's business.

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

     In addition to patents, the Company relies on trade secret laws to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. Thus, SIBIA relies on protecting its proprietary technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors.

NO ASSURANCE OF REGULATORY APPROVAL; GOVERNMENT REGULATION

     The production and marketing of products that the Company may develop and its ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous preclinical and clinical testing and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. To market products abroad, the Company also would be subject to foreign regulatory requirements, implemented by foreign health authorities, governing clinical trials and marketing approval for drugs. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Preclinical studies must be conducted, as appropriate, in conformance with the FDA's good laboratory practice regulations. Clinical trials will be vigorously regulated and must meet requirements for institutional review board oversight and informed consent as well as FDA review and oversight and under good clinical practice regulations. The Company has no experience in developing a product through the clinical trial process, which is necessary to obtain regulatory approval. The Company intends to establish collaborative relationships to conduct clinical trials and seek regulatory approvals to market products that it may develop, although there can be no assurance that such approvals will be received on a timely basis, if at all. Clinical trials require the recruitment of large numbers of test subjects, particularly for products that are intended to treat nervous system disorders. There can be no assurance that those conducting clinical trials for the Company will be able to initiate such trials at preferred clinical test sites or recruit sufficient test subjects, or that such trials will be started or completed successfully within any specified time period, if at all, with respect to any of the products that the Company may develop. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is determined that the subjects participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials (including SIB-1508Y) which would cause the Company or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a material adverse effect on the Company's business. There can be no assurance that any compound (including SIB-1508Y) that may be developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies.

     There can be no assurance that delays or rejections will not be encountered based upon additional government regulation from future legislation or administrative action or that changes will not be made in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application. Similar delays may also be encountered in foreign countries. Furthermore, product approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product and its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and the regulatory standards for manufacturing are currently being applied stringently by the FDA. Later discovery of previously unknown problems with a product or a manufacturer or its facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market, which would have a material adverse effect on the Company's business.

NO MANUFACTURING OR MARKETING CAPABILITY; RELIANCE ON THIRD-PARTY MANUFACTURERS AND MARKETERS; ABSENCE OF SALES AND MARKETING EXPERIENCE

     The Company currently has no manufacturing facilities for clinical or commercial production of any compounds currently under development or marketing capability for the distribution of any products that may be developed. The Company is currently relying on third-party manufacturers to produce its compounds for preclinical and clinical purposes. The only compound under development by the Company, SIB-1508Y, has never been manufactured on a commercial scale and there can be no assurance that such compound, or any other compound the Company or its collaborators may develop, can be manufactured at a cost or in quantities to make commercially viable products.

     The Company intends to establish arrangements with third-party manufacturers to supply compounds for preclinical and clinical trials and commercial sales of products that may be developed, as well as for the packaging, labeling and distribution of such products. If the Company is unable to contract for a sufficient supply of its compounds on acceptable terms, the Company's preclinical and clinical testing schedule would be delayed, resulting in the delay of submission of compounds for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company's business. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute products that the Company may develop, market introduction or penetration of such products would be adversely affected. Moreover, third-party manufacturers that the Company may use must adhere to good manufacturing practice regulations enforced by the FDA through its facilities inspection program. If facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA approval of products that may be developed by the Company will be adversely affected.

     The Company has no experience in sales, marketing or distribution. In order to market directly any products that it may develop, the Company must develop or obtain access to a substantial marketing staff and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may seek to obtain the assistance of a pharmaceutical or biotechnology company with a large distribution system and a large direct sales force. There can be no assurance that the Company will be able to establish such a marketing staff or sales force, that the Company's sales and marketing efforts will be successful, or that the Company will be able to obtain the assistance of another pharmaceutical or biotechnology company in these efforts. To the extent the Company enters into arrangements with third parties for the marketing and sale of products it may develop, any revenues received by the Company will be dependent on the efforts of such third parties, and there can be no assurance that such efforts will be successful. Failure to establish adequate sales, marketing and distribution capabilities independently or with others would have a material adverse effect on the Company's business.

MANAGEMENT OF GROWTH; DEPENDENCE ON KEY PERSONNEL; NEED TO ATTRACT AND RETAIN KEY EMPLOYEES AND CONSULTANTS

     To expand its research and development programs and pursue its product development plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing and government regulation. These requirements are also expected to necessitate the addition of management personnel and the development of additional expertise by existing management personnel. The failure to attract such personnel or to develop or acquire such expertise would have a material adverse effect on the Company's business. As part of this growth, the Company will be required to enter into additional collaborative arrangements and successfully manage these, along with its current, collaborative arrangements. To the extent the Company does not enter into collaborative agreements with third parties, it will also be required to hire manufacturing and marketing personnel. If the Company is unable to manage its growth effectively, the Company's business would be materially adversely affected.

     The Company is highly dependent on the principal members of its scientific and management staff, and the loss of any of these members might significantly delay the achievement of the Company's development objectives. The Company does not maintain "key man" insurance on any of its employees, nor does the Company intend to secure such insurance. In addition, the Company relies on consultants and advisors, including its scientific advisors, to assist the Company in formulating its research and development strategy. Retaining and attracting qualified personnel, consultants and advisors will be critical to the Company's success. The Company faces competition for qualified individuals from numerous pharmaceutical and biotechnology companies, universities and other research institutions. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms or at all. The failure to attract or retain such personnel would have a material adverse effect on the Company's business.

CONTROL BY PRINCIPAL STOCKHOLDERS; ANTI-TAKEOVER PROVISIONS

     The Salk Institute and its affiliates beneficially owned approximately 22% of the outstanding shares of Common Stock of SIBIA as of January 31, 1997. In addition, as of January 31, 1997, the present directors and executive officers of the Company beneficially owned approximately 8% of the outstanding shares of Common Stock. Accordingly, together with The Salk Institute, the present directors and executive officers of the Company have the ability to exercise substantial influence over the outcome of most stockholders' actions. Moreover, the Company's Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the present directors and executive officers, together with The Salk Institute, are able to exercise substantial influence over the election of the members of the Board of Directors. Such concentration of ownership could have an adverse effect on the price of SIBIA's Common Stock. In addition, the Company's Certificate of Incorporation provides that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. Special meetings of the stockholders of the Company may be called only by the Chairman of the Board of Directors, the President of the Company, by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors, or by the holders of 10% of the outstanding voting stock of the Company. In addition, certain of the Company's collaborative partners have the right to terminate their respective agreements with the Company upon certain changes in control of the Company, which may discourage acquisitions or other changes in control (including those in which stockholders of the Company might otherwise receive a premium for their shares over then current market prices).

     In addition, the Board of Directors has the authority, without action by stockholders, to issue additional shares of Common Stock and to fix the rights and preferences of and issue shares of Preferred Stock, either of which may have the effect of delaying or preventing a change in control of the Company.

     Furthermore, the Company has certain rights of first refusal with respect to shares of Common Stock of the Company held by certain of its collaborative partners which such partners may desire to sell. In March 1997, the Board of Directors authorized and adopted a Preferred Share Purchase Rights Plan (the "Rights Plan") pursuant to which the Company has issued right (the "Rights") to the holders of its Common Stock to purchase a specified class of Preferred Stock of the Company. The Rights detach from the Common Stock and become exerciseable following the announcement of an acquisition by a person or group (the "Acquirer") of 15% of the Company's outstanding Common Stock or ten business days (or later if delayed by the Board of Director) after the announcement of an intention on the part of the Acquirer to tender for at least 15% of the Company's outstanding Common Stock.

     The principal purpose for the Rights Plan is to improve the bargaining power of the Board of Directors in seeking to protect and maximize stockholder value when an unsolicited takeover attempt occurs. Although adoption of the Rights Plan will not prevent a takeover of the Company, it may discourage abusive and coercive takeover tactics that result in a rapid, forced sale of the Company at a lower price than might otherwise be obtainable. The existence of a Rights Plan may confront the Board of Directors with difficult decisions with respect to redemption or amendment of the outstanding Rights.In addition, once a hostile bidder crosses a certain threshold, the Rights become non-redeemable and the Board of Directors' ability to enter into a negotiated acquisition would be impaired. However, there can be no assurance that the Rights Plan will maximize shareholder value. Furthermore, no assurance that the Rights Plan will not discourage potential bidders from attempting to gain control of the Company. The foregoing charter provisions as well as other charter provisions, the rights of first refusal in favor of the Company, the shareholder rights plan and certain provisions of Delaware law, may discourage certain types of transactions involving an actual or potential change in control of the Company or its management (including transactions in which stockholders might otherwise receive a premium for their shares over then current prices) and may limit the ability of stockholders to remove current management of the Company or approve transactions that stockholders may deem to be in their best interests.

PRODUCT LIABILITY EXPOSURE AND UNINSURED RISKS

     The testing of compounds and the marketing and sale of commercial pharmaceutical products involves unavoidable risks. The use of any of the Company's compounds or its collaborative partners' compounds in clinical trials and the sale of any products that may be developed may expose the Company to potential liability resulting from the use of such compounds or products. Such liability might result from claims made directly by consumers or by regulatory agencies, pharmaceutical companies or others using or selling such compounds or products. The Company has obtained insurance coverage for its current clinical trials. The Company intends to seek additional insurance coverage if and when the Company develops products that are ready to be commercialized. There can be no assurance that the Company will be able to obtain or maintain product liability insurance in the future on acceptable terms or that, if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities.

HAZARDOUS MATERIALS

     The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result and any such liability could exceed the resources of the Company.

VOLATILITY OF STOCK PRICE

     The market price of the shares of SIBIA's Common Stock, like that of the common stock of many other early-stage biotechnology companies, is highly volatile. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new commercial therapeutic products by the Company or its competitors, progress with clinical trials, governmental regulation, developments in patent or other proprietary rights (including litigation matters), developments in the Company's relationships with current or future collaborative partners, if any, public concern as to the safety and efficacy of products that may be developed by the Company (including SIB-1508Y) and general market conditions may have a significant effect on the market price of the Common Stock.

EXECUTIVE OFFICERS

The Executive Officers and their ages as of January 31, 1997 are as follows:

William T. Comer, Ph.D. .............................61
President, Chief Executive Officer and Director

     Dr. Comer has been President, Chief Executive Officer and a Director of SIBIA since April 1991. Prior to joining SIBIA, Dr. Comer worked for Bristol-Myers Squibb for nearly 30 years in various scientific and management positions. He served as Executive Vice President, Science & Technology, and then President, Pharmaceutical Research & Licensing at Bristol-Myers Squibb from April 1989 until April 1990. Thereafter, he served as Senior Vice President, Strategic Management -- Pharmaceuticals and Nutritionals at Bristol-Myers Squibb until March 1991. Dr. Comer received a B.A. degree from Carleton College and a Ph.D. in Organic Chemistry and Pharmacology from the University of Iowa. Dr. Comer is currently a director of Houghten Pharmaceuticals, Inc., Cytel Corporation, the University of California, San Diego ("UCSD") Cancer Center Foundation and The San Diego Chamber Orchestra. He is also a member of the Governor's Council on Biotechnology and the UCSD Industrial Advisory Committee for the Department of Chemistry.

Michael M. Harpold, Ph.D. ...........................47
Vice President, Research

     Dr. Harpold has been Vice President, Research since 1986 and was a founding member of SIBIA's scientific staff and Research Director from 1981 to 1986. From 1979 to 1981, he was Assistant Professor of Biochemistry at the University of Southern California School of Medicine and Member of the Kenneth Norris, Jr. Comprehensive Cancer Center. Dr. Harpold received his B.S. degree from Texas Christian University and a Ph.D. in Developmental and Molecular Cell Biology from Tulane University and was a Helen Hay Whitney Research Fellow at The Rockefeller University from 1976 to 1979.

G. Kenneth Lloyd, Ph.D. .............................52
Vice President, Pharmaceuticals -- Biology

     Dr. Lloyd has been Vice President, Pharmaceuticals -- Biology since 1994. He joined SIBIA in October 1992. Beginning in 1977, Dr. Lloyd worked for Synthelabo S.A. where he held various management positions culminating with six years as Associate Director, Biology with responsibility for nervous system, cerebrovascular, bronchopulmonary, gastrointestinal and inflammation research. From 1990 to 1992, Dr. Lloyd was Assistant Vice President of Research and Director of Research (U.K.) for Wyeth-Ayerst Research. Dr. Lloyd serves on the Scientific Advisory Boards of Epigenesis and the Huntington Chorea Society of Canada. He received his B.S. and M.S. degrees from McGill University and a Ph.D. from the University of Toronto. He held a postdoctoral position at F. Hoffman La Roche & Co. Ltd. in Basel, Switzerland.

Ian A. McDonald, Ph.D. ..............................49
Vice President, Pharmaceuticals -- Chemistry

     Dr. McDonald has been Vice President, Pharmaceuticals -- Chemistry since 1994. He joined SIBIA as Director of Chemistry in February 1993. He has held senior scientist positions at the State Health Laboratory Service in Perth, Australia, at the Australian National University; the Centre de Recherche Merrell International, Strasbourg, France; and he was a Group Leader and Senior Research Scientist, Marion Merrell Dow Research Institute (formerly Merrell
Dow), Cincinnati, Ohio during the period July 1985 to February 1993. He received his B.S. degree and Ph.D. from the School of Chemistry, the University of Western Australia. He completed his postdoctoral studies at the Organic Chemistry Institute of the University of Zurich, Switzerland.

David E. McClure, Ph.D. ............................49
Vice President, Clinical Development and Regulatory

     Dr. McClure has been Vice President, Clinical Development and Regulatory since September 1996. From 1992 to 1996, Dr. McClure served as Director, Product Development and Project Management at Molecular Biosystems, Inc. From 1988 to 1992, he served as Assistant Director, Oncology Clinical and Medical Affairs, and as Senior Project Development Manager, Drug Development Department at ICI Pharmaceuticals Group. From 1983 to 1988, Dr. McClure served as Development Team Chairperson and Section Head, Medicinal Chemistry at McNeil Pharmaceutical (Johnson & Johnson). He started his career at Merck Research Laboratories as a medicinal chemist. He received his B.S. degree in Chemistry from Nebraska Wesleyan University, a Ph.D. in Organic Chemistry from Stanford University, and conducted post-doctoral work from 1973 to 1975 at Columbia University.

Michael J. Dunn ....................................41
Vice President, Business Development

     Mr. Dunn has been with SIBIA since the Company's inception. He has been Vice President, Business Development since August 1995. From 1992 to 1995, he was Director, Business Development and was Manager of Business Development from September 1991 to April 1992. He received a B.A. degree from the University of Chicago and an M.B.A. degree from the University of San Diego.

Thomas A. Reed .....................................40
Vice President, Finance/Administration and Chief Financial Officer

     Mr. Reed has been with SIBIA since the Company's inception. He has been Vice President, Finance/Administration and Chief Financial Officer since August 1995. From 1991 to 1995, he was Director, Finance and was Manager of Business and Market Evaluation from January 1989 to April 1991. He received a B.A. degree from the University of California, Berkeley and an M.B.A. degree from the University of San Diego.

ITEM 2. PROPERTIES

     The Company's facilities are located in La Jolla, California. As of the dated of this Report, the Company leases approximately 49,000 square feet of space used for laboratory and administrative purposes of which approximately 6,267 square feet is sublet. SIBIA believes that its present facility will be adequate to conduct its research activities through December 2001, when its current lease expires. The Company has an option to extend its lease for an additional five years. Management believes that it will be able to secure additional space at commercially reasonable rates during the terms of such lease, if necessary.

ITEM 3. LEGAL PROCEEDINGS

     On July 9, 1996, the Company filed an action in the United States District Court for the Southern District of California, for patent infringement against Cadus Pharmaceutical Corporation ("Cadus"). The complaint asserts that Cadus' assay technology infringes the Company's U.S. Patent No. 5,401,629 (the "629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intracellular Signal". Through the complaint, the Company seeks damages in an unspecified amount and a preliminary and permanent injunction.

     On August 1, 1996, Cadus filed its answer and counterclaim to the Company's complaint. The counterclaim asserts claims that the 629 patent and the Company's 5,436,128 patent are invalid and/or unenforceable and further asserts claims for intentional interference with prospective economic advantage and unfair competition. The counterclaim seeks declaratory relief and compensatory and punitive damages in an unspecified amount.

     Company management believes that its complaint against Cadus is well-founded and necessary to protect the value of its intellectual property portfolio. Management believes that Cadus' counterclaim is without merit and intends to vigorously prosecute its claim of infringement and oppose Cadus' counterclaim.

     Management believes that the ultimate resolution of the above matter will not have a material adverse impact on the Company's financial position, results of operations or cash flow.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's Security holders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock is traded in the over-the-counter market and prices are quoted on the Nasdaq Stock Market under the symbol "SIBI". The following table sets forth the high and low sales prices as reported by The Nasdaq Stock Market for the periods indicated and since May 9, 1996, the date of the Company's initial public offering.

                1996                                            HIGH         LOW
                ----                                            ----         ---
            Second Quarter (May 9, 1996 - June 30, 1996)       11.50        6.88
            Third Quarter                                       8.25        5.50
            Fourth Quarter                                      8.25        6.25

     On January 31, 1997, the closing sales price of the Company's Common Stock as reported by The Nasdaq Stock Market was $8.50 per share. There were approximately 800 holders of record of the Common Stock of the Company as of such date. The Company has not paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

     RECENT SALES OF UNREGISTERED SECURITIES

     Since January 1, 1996, the Company has sold and issued the following securities which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     (1) On May 9, 1996, the Company issued and sold an aggregate of 454,545 shares of its Common Stock to Novartis for a total sales price of $5,000,000. Such shares were sold pursuant to the Stock Purchase Agreement dated March 20, 1996 between the Company and Novartis filed as Exhibit 10.30 to this Report.

     (2) In March 1996, the Company effected a 2.35-for-1 stock split of the outstanding Common Stock whereby each share of outstanding Common Stock was exchanged for 2.35 shares of Common Stock. As a result of the stock split, each share of outstanding Series A, Series B and Series C Convertible Preferred Stock were converted into 2.35 shares of Common Stock effective upon the closing of the Company's initial public offering.

     (3) From January 1, 1996 to December 31, 1996, the Company granted stock options to its directors, officers, employees and consultants covering an aggregate of 372,007 shares of Common Stock at a weighted average exercise price of $4.48 per share.

     (4) During the period January 1, 1996 to May 9, 1996, the Company issued and sold 399,028 shares of Common Stock for an aggregate of $725,968 of the Company pursuant to the exercise of stock options granted to directors, officers, employees and consultants of the Company.

     The sales and issuances of securities in the transactions described in paragraphs (1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) and/or Regulation D promulgated thereunder.

     With respect to the grant of stock options and the issuance of Common Stock pursuant to the exercise of options described in paragraphs (3) and (4) above were deemed to be exempt from registration under the Securities Act by virtue of Rule 701 promulgated thereunder in that they were offered and sold either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

ITEM 6. SELECTED FINANCIAL DATA (In thousands, except per share amounts)

     The following table summarizes certain selected financial data for each of the five years in the period ended December 31, 1996. The information should be read in conjunction with the financial statements included elsewhere in this report.

                                                              Years ended December 31,
                                              1996         1995         1994         1993         1992
Statement of Operations Data:
   Total revenue                            $  8,481     $ 10,448     $  4,852     $  5,077     $  3,196
   Research and development expenses        $ 12,268     $  8,949     $  8,663     $  7,713     $  5,446
   Net income (loss)                        $ (5,564)    $  2,926     $    (27)    $ (4,550)    $ (3,998)
   Net income (loss) per common share       $  (0.73)    $    .42
   Shares used in computing net income
     (loss) per common share                   7,596        6,928

Balance Sheet Data:
   Cash, cash equivalents and investment
     securities                             $ 37,532     $ 16,488     $  5,944     $  4,584     $  7,820
   Working capital                          $ 35,324     $ 14,338     $  4,523     $  2,016     $  6,614
   Total assets                             $ 39,983     $ 18,251     $  8,005     $  6,451     $  8,873
   Long-term capital lease obligations      $    519     $    721     $    860     $    761     $    151
   Accumulated deficit                      $(21,693)    $(16,129)    $(19,055)    $(19,028)    $(14,478)
   Total Stockholders' equity               $ 36,572     $ 15,107     $  5,166     $  2,588     $  6,986

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SIBIA, incorporated in Delaware in 1981, was established by The Salk Institute for Biological Studies. Through 1990, SIBIA successfully developed several proprietary life-sciences technologies in collaboration with corporate partners. In 1987, SIBIA initiated research in the neuroscience field and in 1991 shifted its focus completely to the development of novel therapeutics to treat nervous system disorders.

     SIBIA is engaged in the discovery and development of novel, small molecule therapeutics for nervous system disorders based on the Company's unique approach to characterizing the molecular processes involved in such disorders. SIBIA is focusing its efforts on discovering and developing compounds for the treatment of Parkinson's disease, Alzheimer's disease, stroke, depression, head trauma, epilepsy, chronic pain, schizophrenia and other neurological, psychiatric and neurodegenerative disorders, many of which have large patient populations and represent critical unmet medical needs. SIBIA has financed its operations primarily through the sale of Convertible Preferred Stock and Common Stock and through funds provided by its collaborative partners under its collaborative agreements. In addition, SIBIA has received funds from the sale of its interest in a corporate joint venture and from the settlement of certain litigation, with which it has purchased investment securities and which it expects to use to finance its operations.

     The Company receives contract revenue and license and royalty revenue. Contract revenue includes payments for research to support a specified number of the Company's scientists and payments upon the achievement of specified research and drug development milestones. Research contracts are generally conducted on a best efforts basis. Contract revenue is recognized as the research is performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenues related to milestones are recognized upon the achievement of the related milestone and when collection is probable. License revenue is recognized when there is no material continuing performance obligation under the agreement and collection is probable. Royalty revenue is recognized when earned and collection is probable.

     Research and development costs are expensed as incurred and include costs associated with collaborative agreements. These costs consist of direct and indirect costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company.

     The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. Except for 1995, the Company has incurred net losses every year since shifting its area of therapeutic focus to the central nervous system in 1991. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research and development expenditures increase. The Company's revenue for the next several years will be limited to payments under its collaborative relationships, license fees, interest income and other miscellaneous income.

     During the years ended December 31, 1994, 1995 and 1996, the Company had two, three and three collaborative research agreements that accounted for 89%, 81% and 97%, respectively, of total revenue.

      To date, the majority of the Company's expenditures have been for research and development activities. SIBIA expects to receive royalties on sales of Myotrophin, a product based on the insulin-like growth factor-1 ("IGF-1") molecule being developed by Cephalon, Inc. ("Cephalon"), if it receives FDA approval, although there can be no assurances that Myotrophin will receive such approval. With the exception of Myotrophin, the Company does not expect to receive royalties based upon net sales of drugs that may be developed for a significant number of years, if at all. SIBIA expects research and development expenses to increase significantly over the next several years as its discovery and development programs progress. In addition, general and administrative expenses necessary to support such expanded programs are also expected to increase over the next several years.

     RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Total revenue decreased by 19%, from $10,448,000 in 1995 to $8,481,000 in 1996. The decrease was due primarily to the recognition, in 1995, of an up-front license fee received from Bristol-Myers Squibb for an exclusive commercialization license to use certain proprietary technologies related to amyloid precursor protein, a one-time payment related to Cephalon, Inc.'s buy-down of its royalty percentage due on sales of an IGF-1 product within the neurology field, and revenue related to Novartis' purchase of certain equipment. Such decrease was partially offset by a net increase in 1996 contract revenue that was primarily attributable to the Company's collaborative agreement with Bristol-Myers Squibb and reimbursement of additional costs and fees from Novartis, pursuant to the terms of the extension of a collaborative agreement.

     Total expenses increased by 42%, from $11,127,000 in 1995 to $15,829,000 in 1996. The increase in total expenses was primarily attributable to an increase in research and development expenses of 37%, from $8,949,000 in 1995 to $12,268,000 in 1996. This was a result of an increase in research and development personnel and other costs related to the collaborative agreement with Bristol-Myers Squibb, expanded programs in drug discovery, increased outside preclinical expenses, occupancy costs, and compensation expense relating to stock option grants. Partially offsetting the above increases was a decrease in costs related to Novartis' purchase of certain equipment. General and administrative expenses increased 63%, from $2,178,000 in 1995 to $3,561,000 in 1996. The increase in general and administrative expenses was primarily due to increased 1996 legal fees related to various general and litigation matters, increased 1996 compensation expense relating to stock option grants, increases in salaries and fringe benefit expenses in 1996 due to an increased number of employees, and other expenses related to being a publicly traded company.

     Other income decreased by 52%, from $3,680,000 in 1995 to $1,784,000 in 1996. The decrease in other income was due primarily to the net effect of $3,146,000 of litigation settlements in 1995 and $1,834,000 of interest income in 1996 related to investing of the proceeds of the Company's initial public offering of Common Stock.

     As of December 31, 1996, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $20,730,000 and $700,000, respectively, which expire beginning in 2006 and 2002, respectively. As of December 31, 1996, the Company had federal and state tax credits for research activities totaling approximately $1,116,000 and $370,000, respectively, which are available to offset future income taxes. The federal tax credits expire during the years 2004 to 2010. The Company's ability to utilize net operating loss carryforwards and tax credits is subject to limitations as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% by a combination of the Company's significant stockholders during any three-year period would result in certain limitations on the Company's ability to utilize its net operating loss and tax credit carryforwards.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Total revenue increased by 115%, from $4,852,000 in 1994 to $10,448,000 in 1995. The increase was due primarily to the recognition, in 1995, of an up-front license fee received from Bristol-Myers Squibb for an exclusive commercialization license to use certain proprietary technologies related to amyloid precursor protein, increased revenue related to a new collaborative agreement with Bristol-Myers Squibb, a one-time payment related to Cephalon, Inc.'s buy-down of its royalty percentage due on sales of an IGF-1 product within the neurology field, and revenue related to Novartis' purchase of certain equipment.

     Total expenses increased by 5%, from $10,580,000 in 1994 to $11,127,000 in 1995. The increase in total expenses was primarily attributable to an increase in research and development expenses of 3%, from $8,663,000 in 1994 to $8,949,000 in 1995, primarily due to an increase in preclinical development expenses. General and administrative expenses increased 14%, from $1,917,000 in 1994 to $2,178,000 in 1995. The increase in general and administrative expenses was primarily due to increased 1995 outside patent legal expenses.

     Other income decreased by 35%, from $5,701,000 in 1994 to $3,680,000 in 1995. The decrease in other income was due primarily to the net effect of a $5,296,000 gain from the sale of the Company's interest in the SISKA Diagnostics, Inc. joint venture in 1994 and $3,146,000 of litigation settlements in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     SIBIA has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis), option, license and royalty revenues. The Company has also received funds from the sale of its interest in the SISKA Diagnostics, Inc. joint venture and the settlement of certain litigation, with which it has invested in investment securities and which it expects to use to finance its operations. Since 1991, the Company has received approximately $41,775,000 in net proceeds from the sale of Convertible Preferred Stock and Common Stock to investors and collaborative partners and approximately $36,739,000 in contract, license and royalty revenue. The Company is entitled to receive additional payments under the collaborative agreements in the form of contract revenue, milestone payments, if milestones are achieved, and royalties, if products are commercialized. As of December 31, 1996, the Company had an accumulated deficit of $21,693,000.

     In 1996, the Company extended its agreement with Lilly, pursuant to which the parties reduced the scope of development to be conducted under the agreement and Lilly reduced its funding obligation. The Company expects that the reduced development commitment will lead to a decrease in research and development expenses which will be approximately equal to the reduction in funding from Lilly.

     The Company anticipates that the cash, cash equivalents and investment securities balance of $37,464,000 as of December 31, 1996 will be used to support continued research and development of its technologies. The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,333,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates if necessary. The Company has an option to extend its lease for an additional five years. Since 1991, the Company has invested $2,887,000 in property and equipment. Included within this amount is $2,307,000 of equipment under capital leases. The net present value of obligations under such capital leases as of December 31, 1996 was $1,071,000. In addition, the Company has contracted for a fully automated functional high throughput screening system and related equipment with an expected cost of approximately $750,000, of which $500,000 was provided by Novartis (which may be credited against future milestone payments).

      The Company expects to incur substantial research and development expenses including continued increases in personnel costs and costs related to preclinical testing and clinical trials, The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. The Company intends to seek additional funding through research and development relationships with suitable corporate collaborators or through public or private financing. There can be no assurance that the Company will be successful in its efforts to collaborate with additional partners or that additional financing from other sources will be available on favorable terms, if at all.

     The Company will require substantial additional funds to conduct the research and development and preclinical and clinical testing of its compounds and to manufacture and market any products that may be developed. Although the Company plans to contract with third parties to manufacture and market any products that may be developed, to the extent the Company is unsuccessful and is required to establish its own manufacturing capacity or marketing program, it will require substantial additional capital. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. The Company expects to expend substantial funds in connection with research and development and in the area of intellectual property. Funds generated from payments under existing collaborative agreements, together with the Company's current cash reserves, will be insufficient to fund the Company's operations through the completion of any clinical trials and commercialization of its first product, if developed. Although the Company will seek to obtain additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, there can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders would result. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs or obtain funds through additional arrangements with corporate partners or others which may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish, which could have a material adverse effect on the Company's business.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data of the Company required by this item are filed as exhibits hereto, are listed under Item 14, and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The required information concerning Executive Officers of the Company is contained in Item 1, Part I of this Report.

     The information required by this item (with respect to Directors) is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders to be held on June 4, 1997 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required by this item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the information under the caption "Certain Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a)         (1)         FINANCIAL STATEMENTS

                                    Index to financial statements appears on page F-1.

                        (2)         FINANCIAL STATEMENT SCHEDULES

                                    None required.

            (b)         REPORTS ON FORM 8-K

     On March 31, 1997, the Company filed a current report on Form 8-K which disclosed certain information under Item 5.

            (c)         EXHIBITS

EXHIBIT
NUMBER                         DESCRIPTION OF DOCUMENT
------                         -----------------------

3.1         Amended and Restated Certificate of Incorporation of the Registrant.
            (1)

3.2         Amended and Restated Bylaws of the Registrant. (1)

3.3 Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock (2)

4.1         Reference is made to Exhibits 3.1, 3.2 and 3.3.

4.2         Specimen stock certificate. (1)

10.1 Form of Indemnification Agreement entered into between Registrant and its directors and officers. (1)

10.2        Registrants 1981 Employee Stock Option Plan. (1)

10.3 Form of Employee Incentive Stock Option Agreement under the 1981 Employee Stock Option Plan. (1)

10.4        Registrant's 1981 Consultant Stock Option Plan. (1)

10.5        Form of Consultant Nonstatutory Stock Option Agreement. (1)

10.6 Registrant's 1992 Stock Option and Restricted Stock Plan, as amended (the "1992 Option Plan"). (1)

10.7        Form of Incentive Stock Option Agreement under the 1992 Option Plan.
            (1)

10.8        Form of Nonstatutory Stock Option Agreement under the 1992 Option
            Plan. (1)

10.9        Registrant's 1996 Equity Incentive Plan (the "1996 Equity Plan").
            (1)

10.10       Form of Incentive Stock Option Agreement under the 1996 Equity Plan.
            (1)

10.11       Form of Nonstatutory Stock Option Agreement under the 1996 Equity
            Plan. (1)

10.12 Registrant's 1996 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Option Plan"). (1)

10.13 Form of Nonstatutory Stock Option Agreement under the Non-Employee Directors' Option Plan. (1)

10.14 Registrant's Employee Stock Purchase Plan and related offering document. (1)

10.15 Registrant's Management Change of Control Plan, as amended (the "Change of Control Plan"). (1)

10.16 Form of Nonqualified Stock Option Agreement under the Change of Control Plan. (1)

10.17 Lease Agreement dated April 7, 1989 between Registrant and Regency Associates, Limited, as subsequently amended on March 1, 1993, and July 1, 1995. (1)

10.18 Equipment Lease Line Agreement dated June 30, 1992 between Registrant and GE Capital, as amended. (1)

10.19 Investment Agreement dated August 10, 1995 between Registrant and Bristol-Myers Squibb Company. (1)

10.20 Collaborative Research and License Agreement dated August 10, 1995 between Registrant and Bristol-Myers Squibb Company. (1)

10.21 Stockholders Agreement dated as of October 1, 1991, by and among Registrant, Phillips Petroleum Company, The Salk Institute for Biological Studies, Skandigen AB and the Stockholders of Protease Corporation. (1)

10.22 License Agreement dated March 8, 1988 between Registrant and The Salk Institute for Biological Studies, as amended by that certain First Amendment to License Agreement dated March 10, 1996. (1)

10.23 License Agreement dated December 15, 1990 between Registrant and The Salk Institute for Biological Studies, as amended by that certain First Amendment to License Agreement dated March 10, 1996. (1)

10.24 Stock Purchase and Stockholders Agreement dated April 11, 1988 among Registrant, Phillips Petroleum Company, The Salk Institute for Biological Studies and Skandigen AB, as amended by that certain Amendment to Stock Purchase and Shareholders Agreement dated April 12, 1990. (1)

Exhibit
Number                        Description of Document
------                        -----------------------

10.25 Agreement dated December 20, 1991 between Registrant, Phillips Petroleum Company, The Salk Institute for Biological Studies and Skandigen AB. (1)

10.26 License Agreement dated December 20, 1991 between Registrant and Phillips Petroleum Company. (1)

10.27 Amended and Restated Research and Development and License Agreement dated March 20, 1996 between Registrant and CIBA-GEIGY Limited. (1)

10.28 Stock Purchase Agreement dated September 15, 1992 between Registrant and CIBA-GEIGY Limited. (1)

10.29 Subscription Agreement dated April 11, 1994 between Registrant and CIBA-GEIGY Limited. (1)

10.30 Stock Purchase Agreement dated March 20, 1996 between Registrant and CIBA-GEIGY Limited. (1)

10.31 Agreement dated May 1, 1992 between Registrant and Eli Lilly and Company, as amended and extended by that certain Extension Agreement dated May 1, 1995. (1)

10.32 Stock Purchase Agreement dated May 7, 1992 between Registrant and Eli Lilly and Company. (1)

10.33 Option and License Agreement dated April 30, 1995 between Registrant and Eli Lilly and Company. (1)

10.34 License Agreement dated March 5, 1992 between Registrant and Cephalon, Inc., as amended by that certain Letter dated March 22, 1995. (1)

10.35 Patent License Agreement dated June 21, 1993 between Registrant and Affymax Technologies, N.V., as amended by that certain Letter dated July 15, 1993. (1)

10.36 Agreement dated October 1, 1993 between Registrant and Hafslund Nycomed Pharma AG. (1)

10.37 Development and License Agreement dated February 28, 1997 between Registrant and Meiji Seika Kaisha, Ltd. (3)

10.38 Further Extension Agreement dated November 1, 1996 between Registrant and Eli Lilly and Company (3)

10.39 Third Amendment to Lease dated December 31, 1996 between Registrant and Regency Properties, L.P. (3)

10.40 Equipment Lease Line Agreement dated March 4, 1997 between Registrant and G.E. Capital.

10.41 Rights Agreement dated as of March 17, 1997 among Registrant and ChaseMellon Shareholders Services, L.L.C. (2)

10.42       Specimen Rights Certificate (2)

11.1        Computation of net income per share.

23.1        Consent of Price Waterhouse LLP.

24.1        Power of Attorney. Reference is made to page 42.

27.1        Financial Data Schedule
----------------------------------------------

(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-2586) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's current report on Form 8-K filed with the Commission on March 31, 1997.

(3) Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Date: March 28, 1997         SIBIA Neurosciences, Inc.
                              By: /s/ Thomas A. Reed
                                  ---------------------------------------------
                                  Thomas A. Reed
                                  Vice President, Finance/Administration, & CFO

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William T. Comer and Thomas A. Reed, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or resubstitute, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

            SIGNATURE                                       TITLE                                     DATE
            ---------                                       -----                                     ----

/s/William T. Comer
----------------------------------              President, Chief Executive Office                March 25, 1997
William T. Comer, Ph.D.                         and Director(Principal Executive Officer)

/s/Thomas A. Reed
----------------------------------              Vice President, Finance/                         March 28, 1997
Thomas A. Reed                                  Administration and Chief Financial Officer
                                                (Principal Financial and Accounting Officer)

/s/William R. Miller
----------------------------------               Chairman of the Board                           March 26, 1997
William R. Miller

/s/Stanley T. Crooke
----------------------------------               Director                                        March 26, 1997
Stanley T. Crooke, MD, Ph.D.

/s/Francis H.C. Crick
----------------------------------               Director                                        March 27, 1997
Francis H.C. Crick, Ph.D.

/s/Frederick B. Rentschler
----------------------------------               Director                                        March 26, 1997
Frederick B. Rentschler

/s/James D. Watson
----------------------------------               Director                                        March 26, 1997
James D. Watson, Ph.D.

                           SIBIA NEUROSCIENCES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                              PAGE
                                                                                              ----
 Report of Independent Accountants                                                             F-2

 Balance Sheet as of December 31, 1995 and 1996                                                F-3

 Statement of Operations for the years ended
   December 31, 1994, 1995 and 1996                                                            F-4

 Statement of Stockholders' Equity for the years
   ended December 31, 1994, 1995 and 1996                                                      F-5

 Statement of Cash Flows for the years ended
   December 31, 1994, 1995 and 1996                                                            F-6

 Notes to Financial Statements                                                                 F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS





To the Board of Directors and
  Stockholders of SIBIA Neurosciences, Inc.

  In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SIBIA Neurosciences, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP
San Diego, California
February 28, 1997

                           SIBIA NEUROSCIENCES, INC.

                                 BALANCE SHEET



                                                                             DECEMBER 31,
                                                                             ------------
                                                                     1995                     1996
                                                                     ----                     ----
ASSETS
Current assets:
  Cash and cash equivalents                                      $  2,274,000             $  1,412,000
  Investment securities                                            14,214,000               36,052,000
  Contract and accounts receivable                                     35,000                   68,000
  Prepaid expenses and other current assets                           238,000                  684,000
                                                                 ------------             ------------
     Total current assets                                          16,761,000               38,216,000
Property and equipment, net                                         1,387,000                1,307,000
Other assets                                                          103,000                  460,000
                                                                 ------------             ------------
                                                                 $ 18,251,000             $ 39,983,000
                                                                 ============             ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $1,006,000               $1,212,000
  Accrued liabilities                                               1,167,000                1,249,000
  Deferred revenue                                                    250,000                  431,000
                                                                 ------------             ------------
     Total current liabilities                                      2,423,000                2,892,000
Capital lease obligations                                             721,000                  519,000
Commitments and contingencies (Note 11)
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000
     shares authorized (Note 9):
     Series A Convertible Preferred Stock
     Series B Convertible Preferred Stock
     Series C Convertible Preferred Stock
  Common Stock, $.001 par value; 25,000,000 shares
     authorized; 4,899,884 and 9,154,157 shares issued
     and outstanding at December 31, 1995 and 1996,
     respectively                                                       5,000                    9,000
  Additional paid-in capital                                       31,869,000               59,746,000
  Deferred compensation                                              (635,000)              (1,039,000)
  Notes receivable from stockholders                                  (82,000)                (640,000)
  Net unrealized gain on investment securities
     available-for-sale                                                79,000                  189,000
  Accumulated deficit                                             (16,129,000)             (21,693,000)
                                                                 ------------             ------------
     Total stockholders' equity                                    15,107,000               36,572,000
                                                                 ------------             ------------
                                                                 $ 18,251,000             $ 39,983,000
                                                                 ============             ============





                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                            STATEMENT OF OPERATIONS



                                                                          YEARS ENDED DECEMBER 31,
                                                                          ------------------------
                                                              1994                 1995                  1996
                                                              ----                 ----                  ----
Revenue:
  Contract                                                 $ 4,454,000          $ 5,563,000           $ 8,215,000
  License and royalty                                          398,000            4,885,000               266,000
                                                           -----------          -----------           -----------
     Total revenue (including $2,691,000,
       $4,139,000 and $6,606,000 in related-party
       revenue for 1994, 1995 and 1996, respectively)        4,852,000           10,448,000             8,481,000
                                                           -----------          -----------           -----------
Expenses:
  Research and development                                   8,663,000            8,949,000            12,268,000
  General and administrative                                 1,917,000            2,178,000             3,561,000
                                                           -----------          -----------           -----------
                                                            10,580,000           11,127,000            15,829,000
                                                           -----------          -----------           -----------
                                                            (5,728,000)            (679,000)           (7,348,000)
                                                           -----------          -----------           -----------
Other income (expense):
  Settlement of litigation                                                        3,146,000
  Gain from sale of joint venture                            5,296,000
  Interest income                                              424,000              567,000             1,834,000
  Interest expense                                             (63,000)             (71,000)              (68,000)
  Other                                                         44,000               38,000                18,000
                                                           -----------          -----------           -----------
                                                             5,701,000            3,680,000             1,784,000
                                                           -----------          -----------           -----------
Income (loss) before provision for income
  taxes                                                        (27,000)           3,001,000            (5,564,000)
Provision for income taxes                                                           75,000
                                                           -----------          -----------           -----------
Net income (loss)                                          $   (27,000)         $ 2,926,000           $(5,564,000)
                                                           ===========          ===========           ===========
Net income (loss) per share                                                            $.42                $(0.73)
                                                                                ===========           ===========

Weighted average number of common and
  common equivalent shares outstanding                                            6,928,323             7,596,380
                                                                                ===========           ===========





                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY






                                       SERIES A, B AND C
                                          CONVERTIBLE
                                        PREFERRED STOCK            COMMON STOCK
                                        ---------------            ------------            ADDITIONAL
                                      SHARES                    SHARES                      PAID-IN
                                    OUTSTANDING    AMOUNT     OUTSTANDING     AMOUNT        CAPITAL
                                    -----------    ------     -----------     ------      -----------
Balance as of
  December 31, 1993                    24,450                  4,839,019      $5,000      $21,733,000
Net unrealized gain on investment
  securities available-for-sale
  at January 1, 1994
Issuance of Common Stock                                          23,500                       10,000
Issuance of Series A Convertible
  Preferred Stock                     173,611                                               2,500,000
Stock option compensation expense                                                             217,000
Stock cancellations - Series B
  Convertible Preferred Stock          (1,550)                                                 (6,000)
Payment on notes receivable
Exercise of stock options                                         13,865                        7,000
Net decrease in unrealized
  gain on investment
  securities available-for-sale
Net loss
                                     --------      ------      ---------      ------      -----------
Balance as of
  December 31, 1994                   196,511                  4,876,384       5,000       24,461,000
Issuance of Series C
  Convertible Preferred Stock         280,000                                               6,930,000
Stock option compensation expense                                                             461,000
Stock cancellations - Series B
  Convertible Preferred Stock            (300)                                                 (2,000)
Exercise of stock options                                         23,500                       19,000
Net increase in unrealized
  gain on investment
  securities available-for-sale
Net income
                                     --------      ------      ---------      ------      -----------
Balance as of
  December 31, 1995                   476,211                  4,899,884       5,000       31,869,000
Issuance of Common Stock                                       2,554,545       3,000       25,842,000
Stock option compensation expense                                                           1,167,000
Exercise of stock options             120,200                    288,765                      815,000
Stock purchase plan                                                9,408                       54,000
Payments on notes receivable
Conversion of Preferred Stock        (596,411)                 1,401,566       1,000           (1,000)
Net increase in unrealized
  gain on investment securities
  available-for-sale
Cancellation of partial shares                                       (11)
Net Loss
                                     --------      ------      ---------      ------      -----------
Balance as of
  December 31, 1996                                            9,154,157      $9,000      $59,746,000
                                     ========      ======      =========      ======      ===========


                                                                  NET UNREALIZED
                                                                     GAIN ON
                                                      NOTES         INVESTMENT
                                                    RECEIVABLE      SECURITIES                        TOTAL
                                      DEFERRED         FROM         AVAILABLE-     ACCUMULATED     STOCKHOLDERS'
                                    COMPENSATION    STOCKHOLDERS    FOR-SALE         DEFICIT          EQUITY
                                    -----------      ---------      ---------      ------------     -----------
Balance as of
  December 31, 1993                    $(22,000)     $(100,000)                    $(19,028,000)     $2,588,000
Net unrealized gain on investment
  securities available-for-sale
  at January 1, 1994                                                 $219,000                           219,000
Issuance of Common Stock                                                                                 10,000
Issuance of Series A Convertible
  Preferred Stock                                                                                     2,500,000
Stock option compensation expense      (201,000)                                                         16,000
Stock cancellations - Series B
  Convertible Preferred Stock                            5,000                                           (1,000)
Payment on notes receivable                             11,000                                           11,000
Exercise of stock options                                                                                 7,000
Net decrease in unrealized
  gain on investment
  securities available-for-sale                                      (157,000)                         (157,000)
Net loss                                                                                (27,000)        (27,000)
                                    -----------      ---------      ---------      ------------     -----------
Balance as of
  December 31, 1994                    (223,000)       (84,000)        62,000       (19,055,000)      5,166,000
Issuance of Series C
  Convertible Preferred Stock                                                                         6,930,000
Stock option compensation expense      (412,000)                                                         49,000
Stock cancellations - Series B
  Convertible Preferred Stock                            2,000
Exercise of stock options                                                                                19,000
Net increase in unrealized
  gain on investment
  securities available-for-sale                                        17,000                            17,000
Net income                                                                            2,926,000       2,926,000
                                    -----------      ---------      ---------      ------------     -----------
Balance as of
  December 31, 1995                    (635,000)       (82,000)        79,000       (16,129,000)     15,107,000
Issuance of Common Stock                                                                             25,845,000
Stock option compensation expense      (404,000)                                                        763,000
Exercise of stock options                             (593,000)                                         222,000
Stock purchase plan                                                                                      54,000
Payments on notes receivable                            35,000                                           35,000
Conversion of Preferred Stock
Net increase in unrealized
  gain on investment securities
  available-for-sale                                                  110,000                           110,000
Cancellation of partial shares
Net Loss                                                                             (5,564,000)     (5,564,000)
                                    -----------      ---------      ---------      ------------     -----------
Balance as of
  December 31, 1996                 $(1,039,000)     $(640,000)      $189,000      $(21,693,000)    $36,572,000
                                    ===========      =========      =========      ============     ===========



                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                            STATEMENT OF CASH FLOWS



                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                               1994               1995              1996
                                                               ----               ----              ----
 Cash flows from operating activities:
  Net income (loss)                                        $    (27,000)      $  2,926,000      $ (5,564,000)
   Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating
     activities:
   Gain on sale of corporate joint venture                   (5,296,000)
   Depreciation and amortization                                449,000            497,000           598,000
   Compensation from issuance of
     common stock options                                        16,000             49,000           763,000
   Gain on disposal of property                                 (44,000)           (37,000)           (1,000)
   Net amortization of premium and discount
     on investment securities                                  (261,000)          (271,000)         (447,000)
   Increase (decrease) in cash resulting from
     changes in:
       Contract and accounts receivable                         (52,000)           201,000           (33,000)
       Prepaid expenses and other assets                        (18,000)            47,000          (813,000)
       Accounts payable and accrued liabilities                (102,000)           271,000           237,000
       Deferred revenue                                      (1,038,000)            76,000           181,000
                                                           ------------       ------------      ------------
          Net cash provided (used) by operating
            activities                                       (6,373,000)         3,759,000        (5,079,000)
                                                           ------------       ------------      ------------
 Cash flows from investing activities:
   Purchases of investment securities held-to-
     maturity                                               (10,685,000)       (17,312,000)
   Maturities of investment securities held-to-
     maturity                                                 7,370,000          7,295,000        13,992,000
   Purchase of investment securities available-for-
     sale                                                                                        (42,624,000)
   Maturities of investment securities
     available-for-sale                                                                            7,300,000
   Principal payments received on investment
     securities available-for-sale                            1,167,000             88,000            51,000
   Proceeds from sale of corporate joint venture              5,196,000
   Proceeds from disposal of property and
     equipment                                                   52,000             44,000             5,000
   Acquisition of property and equipment                        (79,000)          (120,000)         (182,000)
                                                           ------------       ------------      ------------
          Net cash provided (used) by investing
            activities                                        3,021,000        (10,005,000)      (21,458,000)
                                                           ------------       ------------      ------------
 Cash flows from financing activities:
   Proceeds from payments on notes receivable                    11,000                               35,000
   Proceeds from issuance of stock                            2,507,000          6,949,000        26,121,000
   Principal payments on capital lease obligations             (276,000)          (377,000)         (481,000)
                                                           ------------       ------------      ------------
          Net cash provided by financing activities           2,242,000          6,572,000        25,675,000
                                                           ------------       ------------      ------------

 Net increase (decrease) in cash and cash
   equivalents                                               (1,110,000)           326,000          (862,000)
 Cash and cash equivalents at beginning of year               3,058,000          1,948,000         2,274,000
                                                           ------------       ------------      ------------
 Cash and cash equivalents at end of year                  $  1,948,000       $  2,274,000      $  1,412,000
                                                           ============       ============      ============
 Supplemental Information:
   Income taxes paid -- Note 8
   Interest paid -- Note 11
   Equipment under capital leases -- Note 11





                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 -- THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

THE COMPANY

  SIBIA Neurosciences, Inc., formerly the Salk Institute Biotechnology/Industrial Associates Inc. (the "Company" or "SIBIA"), was founded by The Salk Institute for Biological Studies ("The Salk Institute") and incorporated in Delaware in 1981. SIBIA is engaged in the discovery and development of novel, small molecule therapeutics for nervous system disorders based on its unique approach to characterizing the molecular processes involved in such disorders. SIBIA is focusing its efforts on developing compounds for the treatment of Parkinson's disease, Alzheimer's disease, stroke, head trauma, epilepsy, chronic pain, schizophrenia and other disorders.

  The Company has been funded to date principally through equity financings, research contracts (generally conducted on a best efforts basis), option, license and royalty revenues. The Company has also received income from the sale of its interest in a joint venture (Note 6) and from the settlement of certain litigation (Note 7).

SIGNIFICANT OWNERSHIP

  The Salk Institute owned 37%, 33% and 22% of the Company's outstanding Common Stock as of December 31, 1994, 1995 and 1996, respectively. Skandigen AB owned 18%, 16% and 11% of the Company's outstanding Common Stock as of December 31, 1994, 1995 and 1996, respectively. Novartis AG, formerly CIBA-GEIGY Limited, owned 11% of the Company's outstanding Common Stock as of December 31, 1996.

USE OF ESTIMATES

  The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

  It is management's belief that the carrying amounts shown for the Company's financial instruments are reasonable estimates of their fair value.

CONCENTRATION OF RISK

  Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and investment securities. The Company invests in high-grade debt instruments. No significant losses have been incurred related to these investments.

  During the years ended December 31, 1994, 1995 and 1996, the Company had two, three and three collaborative research agreements that accounted for 89%, 81% and 97%, respectively, of total revenue (Note 4).

COLLABORATIVE AGREEMENTS

  The Company enters into collaborative agreements from time to time with third parties. Such agreements may call for an equity investment by the collaborative partner as well as a commitment for current and future research funding in exchange for best efforts research to be provided by the Company. The collaborative agreements may also provide for license fees, milestone payments and royalties. Such agreements define the rights of each party related to the results of such research. The amounts recognized by the Company related to equity investments are recorded at the fair market value, per share, of the Company's securities. Amounts related to research funding and license and royalty rights are recognized in accordance with the specific terms of each collaborative agreement to the extent the Company determines that such recognition is consistent with the substance of the agreement. (Note 4).

REVENUE RECOGNITION

  Contract revenue is recognized as the research is performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenue related to milestones is recognized upon the achievement of the related milestone and when collection is probable. License revenue is recognized when there is no material continuing performance obligation under the agreement and collection is probable. Royalty revenue is recognized when earned and collection is probable.

RESEARCH AND DEVELOPMENT COSTS

  Research and development costs are expensed as incurred and include costs associated with collaborative agreements. These costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company.

CASH EQUIVALENTS

  Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. As of December 31, 1995, $2,000,000 of the $2,274,000 total cash and cash equivalents was invested in certificates of deposit that are carried at cost. As of December 31, 1996, $932,000 of the $1,412,000 total cash and cash equivalents was invested in money market funds.

INVESTMENT SECURITIES

  Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its investment securities as "available-for-sale" or "held-to-maturity". Available-for-sale securities are recorded at fair value with the corresponding unrealized gain or loss reflected as a component of stockholders' equity. Held-to-maturity securities are recorded at amortized cost. Actual gains or losses, if any, on available-for-sale securities are reflected in the statement of operations when the underlying securities are sold.

PROPERTY AND EQUIPMENT

  Property and equipment is recorded at cost and depreciated over estimated useful lives of 4 to 8 years using the straight-line method. Property and equipment acquired under capital leases is amortized over the shorter of the useful life or the related lease terms using the straight-line method.

LONG-LIVED ASSETS

  The Company assesses potential impairments to its long-lived assets, on an exception basis, when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recorded by the Company.

INCOME TAXES

  Current income tax expense is the amount of income taxes expected to be payable for the current year. A deferred income tax asset or liability is established for the expected future consequences resulting from the differences in the financial reporting and tax bases of assets and liabilities. The Company establishes a valuation allowance, if necessary, to reflect the likelihood of realization of net deferred tax assets. Deferred income tax expense is the change during the year in the deferred income tax asset or liability.

NET INCOME (LOSS) PER SHARE

  Net income per share is computed pursuant to the treasury stock method using the weighted average number of common and common equivalent shares outstanding during the period. All equity securities issued by the Company during the twelve months preceding the initial public offering date at prices below the offering price have been included in the calculation of weighted average shares outstanding for the year ended December 31, 1995. The net income per share in 1995 includes the effect of the Company's Convertible Preferred Stock that was convertible at the option of the holder or automatically in the event of an initial public offering. Earnings per share in 1994 is not presented because such amounts are not believed to be meaningful. All Common Stock share and per share information has been adjusted for the 2.35-for-1 stock split of the outstanding shares of Common Stock for all periods presented (Note 9).


NOTE 2 -- INVESTMENT SECURITIES

  The Company's investment securities as of December 31, 1995 and 1996 consist primarily of United States government and mortgage-backed securities. These investment securities were classified as available-for-sale and held-to-maturity as follows:

                                 DECEMBER 31, 1995                                DECEMBER 31, 1996
                                 -----------------                                -----------------
                               ESTIMATED     GROSS      GROSS                   ESTIMATED     GROSS        GROSS
                                 FAIR     UNREALIZED  UNREALIZED                  FAIR      UNREALIZED   UNREALIZED
                     COST       VALUE       GAINS       LOSSES        COST        VALUE       GAINS        LOSSES
                     ----       -----       -----      -------        ----        -----       -----        ------
Available-for-
sale
  Investment
    securities   $   343,000  $  422,000   $84,000     $5,000      $35,863,000  $36,052,000  $198,000      $9,000
                 ===========  ==========   =======     ======      ===========  ===========  ========      ======
Held-to-
maturity
  Investment
    securities   $13,792,000 $13,788,000   $ 1,000     $5,000
                 ===========  ==========   =======     ======


  The amortized cost and estimated fair value of the debt securities as of December 31, 1996 by contractual maturity, are shown below. Actual maturities may differ from the contractual maturities as the issuers of the securities may have the right to call the obligation.

                                                                      ESTIMATED
                                                          COST        FAIR VALUE
                                                          ----        ----------
Available-for-sale
  Due in one year or less                             $14,493,000     $14,510,000
                                                      ===========     ===========
  Due in one to five years                            $21,075,000     $21,174,000
                                                      ===========     ===========
  Due after ten years                                 $   295,000     $   368,000
                                                      ===========     ===========

NOTE 3 -- COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                       DECEMBER 31,
                                                                       ------------
                                                                   1995          1996
                                                                   ----          ----
        PROPERTY AND EQUIPMENT
          Lab equipment                                        $ 3,690,000    $ 3,708,000
          Computer equipment                                       265,000        284,000
          Other                                                     85,000        108,000
                                                               -----------    -----------
                                                                 4,040,000      4,100,000
          Accumulated depreciation and amortization             (2,653,000)    (2,793,000)
                                                               -----------    -----------
                                                               $ 1,387,000    $ 1,307,000
                                                               ===========    ===========

                                                                      DECEMBER 31,
                                                                      ------------
                                                                  1995           1996
                                                                  ----           ----
        ACCRUED LIABILITIES
          Capital leases obligations, current portion           $  431,000     $  482,000
          Accrued vacation                                         264,000        288,000
          Accrued bonuses                                          202,000        183,000
          Other                                                    270,000        296,000
                                                                ----------     ----------
                                                                $1,167,000     $1,249,000
                                                                ==========     ==========



NOTE 4 -- SIGNIFICANT COLLABORATIVE AGREEMENTS

ELI LILLY & COMPANY

  In May 1992, the Company entered into a three-year agreement with Eli Lilly & Company ("Lilly") providing for the discovery and development of drugs which specifically interact with human neuronal calcium channels. In January 1997, the agreement was revised and extended to October 31, 1998. Under the terms of the extended agreement, Lilly will provide research funding for the identification and characterization of a new VGCC subtype for use in the discovery of drugs for central nervous system disorders. In exchange for providing a certain level of scientific research under the agreement, the Company will receive payments from Lilly; additional payments may be received by the Company upon the achievement of certain development milestones and the Company may receive royalties in the event there are sales of products containing a compound developed under the agreement. The Company has granted Lilly an exclusive license to use certain proprietary technology of the Company during the term of the agreement, and non-exclusively thereafter. Either party may terminate the current agreement upon three months advance written notice provided anytime after August 1, 1997. As part of the original agreement, Lilly purchased 276,470 shares of Common Stock. The Company recognized contract revenue related to this agreement of $1,621,000, $1,663,000 and $1,609,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

NOVARTIS AG (FORMERLY CIBA-GEIGY LIMITED)

  In October 1992, the Company entered into a three-year agreement with Novartis AG ("Novartis") relating to the development and use of mammalian cell lines expressing excitatory amino acid receptor ("EAAR") subtypes for the discovery of chemical agents which react with specific EAAR subtypes. During March 1994, pursuant to the agreement, Novartis purchased 173,611 shares of Series A Convertible Preferred Stock (Note 9). In March 1996, the Company executed an agreement with Novartis to extend the term of its collaborative agreement to September 1998, unless extended by mutual consent or terminated by either party upon six months' notice, which may be provided after September 1997. In exchange for providing a certain level of scientific research under the agreement, the Company will receive payments from Novartis; additional payments may be received by the Company upon the achievement of certain development milestones and the Company may receive royalties in the event there are sales of products containing a compound developed under the agreement. As part of the agreement, Novartis agreed to make a further equity investment in shares of the Company's Common Stock of $7,500,000, of which $5,000,000 was made in conjunction with the initial public offering of the Company's Common Stock and the remaining $2,500,000 will be made upon the achievement of certain research milestones. Novartis has also paid the Company $500,000 to fund certain capital expenditures, which may be credited against future milestone payments. Upon expiration or termination of the agreement, each party will continue to have a non-exclusive right to use technology developed and, for a period of three years after the agreement, Novartis will have a right of first negotiation related to any compounds developed from the technology related to the agreement. The Company recognized contract revenue related to this agreement of $2,691,000, $2,281,000 and $3,383,000 for the years ended December 31, 1994, 1995 and 1996, respectively.

BRISTOL-MYERS SQUIBB COMPANY

  In August 1995, the Company entered into a four-year collaborative agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") relating to the discovery and development of compounds relating to amyloid precusor protein. The collaborative effort includes identifying compounds that are suitable for development into products for commercialization and to conduct preclinical development and clinical trials for such compounds. In exchange for providing a certain level of scientific research under the agreement, the Company will receive payments from Bristol-Myers Squibb; additional payments may be received by the Company upon the achievement of certain development milestones. Bristol-Myers Squibb will also pay royalties based on the level of its net sales of products, if any, developed under the agreement. The Company recognized contract revenue related to this agreement of $1,169,000 and $3,223,000 in 1995 and 1996, respectively.

  Concurrent with the execution of the agreement, Bristol-Myers Squibb paid a non-refundable $3,000,000 license fee for an exclusive commercialization license to use certain related existing proprietary technologies and purchased 280,000 shares of the Company's Series C Convertible Preferred Stock (Note 9). Bristol-Myers Squibb also agreed to make an additional equity investment of $6,000,000 in shares of Common Stock upon the initiation of clinical trials relating to any product developed from the collaboration but not before January 1, 1997.

  Total costs incurred under the Company's various collaborative agreements for the years ended December 31, 1994, 1995 and 1996, including certain administrative costs, aggregated $3,232,000, $4,381,000 and $5,671,000, respectively.


NOTE 5 -- SIGNIFICANT OPTION AND LICENSE AGREEMENTS

THE SALK INSTITUTE

  In 1988, SIBIA entered into a license agreement with The Salk Institute covering a number of NAChR receptor subunit clones. This agreement was amended in March 1996 such that the license became an exclusive worldwide license. Pursuant to the agreement, as amended, SIBIA is obligated to pay royalties to The Salk Institute on sales of products resulting from The Salk Institute's NAChR technology. In addition, the Company is required to make certain minimum annual royalty payments to The Salk Institute beginning in 2002. Failure to pay such royalties will result in the related license becoming non-exclusive.

  In 1990, SIBIA entered into a three-year agreement with The Salk Institute in the area of EAARs. This agreement provided for the support of certain research in 1992 and 1993 at The Salk Institute by SIBIA and the transfer of research materials and research results in the EAAR area from The Salk Institute to SIBIA. SIBIA also received an exclusive worldwide license to certain EAAR-related patents and patent applications held by The Salk Institute. The agreement was amended in March 1996. Pursuant to the agreement, as amended, SIBIA is required to make certain annual minimum royalty payments to The Salk Institute beginning in 2002. Failure to pay such royalties will result in the related license agreement becoming non-exclusive.

CEPHALON, INC.

  In October 1991, the Company entered into a development and option-to-license agreement with Cephalon, Inc. ("Cephalon") for certain proprietary technology related to the development and production of recombinant insulin-like growth factor ("IGF-1"), known as Myotrophin, on a commercial basis for certain applications. The option-to-license was subsequently expanded to include additional applications. All options- to-license the IGF-1 technology were exercised and the license agreements, as executed, include a provision for the payment of licensing fees upon the occurrence of certain development milestones and royalties on the sales of products using licensed technology. In 1995, the Company received a non-refundable payment of $1,750,000 from Cephalon to reduce the royalty percentage on sales of an IGF-1 product within the neurology field.


NOTE 6 -- SALE OF JOINT VENTURE

  In February 1984, the Company received 1,000,000 shares of Common Stock of SISKA Diagnostics, Inc. ("SISKA"), a corporation formed in 1984, in exchange for the assignment of rights to certain inventions in the field of nucleic acid probe diagnostics. The Company's investment in the SISKA corporate joint venture, accounted for under the equity method of accounting, was assigned no value as the intangible assets exchanged had no recorded value. The remaining 1,000,000 shares of SISKA Common Stock outstanding was owned by Skandigen AB, a corporation of Sweden.

  In January 1994, the Company forfeited its right to receive certain royalties in exchange for an additional 10% interest in the SISKA corporate joint venture. In March 1994, the Company entered into an agreement with Organon Teknika Corporation to sell its 60% interest in SISKA for $5,196,000 and recorded a gain of $5,296,000 which included the reversal of $100,000 representing the Company's share of the SISKA's stockholders' deficit.


NOTE 7 -- SETTLEMENT OF LITIGATION

  In October 1995, the Company entered into settlements with two law firms for failure to properly file a foreign patent application. The Company accepted $4,633,000 in total damages and received $3,146,000 in net proceeds after payment of $1,487,000 in legal expenses.


NOTE 8 -- INCOME TAXES

  As of December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $20,730,000 and $700,000, respectively, which expire beginning in 2006 and 2002, respectively. As of December 31, 1996, the Company had federal and state tax credits for research activities totaling approximately $1,116,000 and $370,000, respectively, which are available to offset future income taxes. The federal credits expire during the years 2004 to 2010.

  The Company's ability to utilize net operating loss carryforwards and tax credits is subject to limitations as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% by a combination of the Company's significant stockholders during any three-year period would result in certain limitations on the Company's ability to utilize its net operating loss and credit carryforwards.

Deferred tax liabilities and assets are summarized as follows:

                                                                                 DECEMBER 31,
                                                                                 ------------
                                                                              1995         1996
                                                                              ----         ----
        Deferred tax liabilities:
          Depreciation                                                    $  (447,000)  $   (431,000)
                                                                          -----------   ------------
        Deferred tax assets:
          Net operating loss carryforwards                                  5,224,000      6,581,000
          Research and development credits                                  1,304,000      1,486,000
          Purchased research and development                                   76,000         50,000
          Research and development capitalized for state tax
             purposes                                                         890,000      1,855,000
          Capital lease obligations                                           473,000        408,000
          Other                                                               230,000        327,000
                                                                          -----------   ------------
                  Total deferred tax assets                                 8,197,000     10,707,000
                                                                          -----------   ------------
        Net deferred tax assets                                             7,750,000     10,276,000
        Valuation allowance                                                (7,750,000)   (10,276,000)
                                                                          -----------   ------------
        Deferred taxes                                                    $         -   $          -
                                                                          ===========   ============

  As of December 31, 1996, the Company has provided a deferred tax asset valuation allowance for net deferred tax assets which "more likely than not" will not be realized based on recent and expected trends in operating results.

  The Company paid state franchise taxes of $12,000, $13,000 and $31,000 during 1994, 1995 and 1996, respectively.


NOTE 9 -- STOCKHOLDERS' EQUITY

AMENDMENTS TO CERTIFICATE OF INCORPORATION

  In March 1996, the Company amended and restated its Certificate of Incorporation to: (i) change the name of the Company to "SIBIA Neurosciences, Inc.", (ii) split each outstanding share of Common Stock into 2.35 shares of Common Stock, (iii) increase the authorized number of shares of Common Stock to 25,000,000, (iv) adjust the conversion rate of Convertible Preferred Stock to 2.35-for-1 and (v) provide for the automatic conversion of the Series B Preferred Stock into Common Stock upon the closing of an initial public offering. The 1995 stockholders' equity accounts have been restated to give effect to the Common Stock split and increased share authorization. All earnings per share, option and other data presented have also been restated to give effect to the stock split.

CONVERTIBLE PREFERRED STOCK

  In July 1995, the Company amended and restated its Certificate of Incorporation to issue up to 280,000 shares of the Company's Series C Convertible Preferred Stock in conjunction with the Bristol-Myers Squibb stock purchase agreement (Note 4). In August 1995, Bristol-Myers Squibb purchased 280,000 shares of Series C Convertible Preferred Stock (658,000 shares of Common Stock on an as-if-converted basis) for an aggregate amount of $7,000,000 that was recorded net of $70,000 in issuance costs.

  In March 1994, the Company amended and restated its Certificate of Incorporation to issue up to 173,611 shares of the Company's Series A Convertible Preferred Stock in conjunction with the Novartis stock purchase agreement (Note 4). In March 1994, Novartis purchased 173,611 shares of Series A Convertible Preferred Stock (407,986 shares of Common Stock on an as-if-converted basis) for an aggregate amount of $2,500,000.

  In March 1996, certain officers of the Company exercised options to purchase 120,200 shares of Series B Convertible Preferred Stock at $5.00 per share in exchange for cash and $589,000 of notes receivable that bear interest at 7% per annum.

  In May 1996, the Series A, B and C Convertible Preferred Stock were automatically converted into Common Stock upon the Company's initial public offering of Common Stock.

WARRANTS

  As of December 31, 1995 and 1996, warrants to purchase 258,359 shares of Common Stock (the "warrants") were outstanding. The warrants were issued in September 1991 as part of an acquisition. The warrants are exercisable through October 31, 2001 upon the Company's achieving $50,000,000 from net sales of, or royalties from, products utilizing the related acquired technology. The license agreement to which the technology relates was cancelled in 1994 and the Company is no longer utilizing the related technology. The warrants are not presently exercisable and management believes that the warrants will never be exercisable. No separate value was assigned to the warrants in 1991 as the Company determined their value to be de minimis.


NOTE 10 -- EMPLOYEE BENEFIT PLANS

STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. Compensation expense, as appropriate, has been recorded related to option grants and is being amortized to operations over the related vesting period. No compensation expense has been recognized for its stock purchase plan. Had compensation cost for the Company's stock-based compensation awards issued during 1995 and 1996 been determined based on the fair value at the grant dates of awards consistent with the method of Financial Accounting Standards Board Statement No. 123, the Company's net income (loss) and pro forma net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                    DECEMBER 31,
                                                                    ------------
                                                                 1995         1996
                                                                 ----         ----
        Net income (loss):
          As reported                                         $2,926,000   $(5,564,000)
          Pro forma                                            2,698,000    (5,556,000)
        Primary net income (loss) per share:
          As reported                                               $.42        $(0.73)
          Pro forma                                                  .39         (0.73)

  For purposes of determining the pro forma amounts, the fair value of each option grant is estimated on the date of grant using the Black- Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1995 and 1996, respectively: dividend yield of 0.0% for both years, risk-free interest rates of 6.01% and 6.16%, expected volatility of 0.0% and 34.2%, and expected lives of 4 and 5.81 years. The weighted average fair value of options granted during 1995 and 1996 for which the exercise price equals the market price on the grant date was $.30 and $5.29, respectively. The weighted average fair value of options granted during 1995 and 1996 for which the exercise price was less than the market price on the grant date was $4.58 and $6.21, respectively. The fair value of the employees' purchase rights is estimated using the Black-Scholes model with the following assumptions: dividend yield of 0.0%, a risk-free interest rate of 5.35%, expected volatility of 67.7%, and an expected life of 6 months. The weighted average fair value of those purchase rights granted in 1996 was $3.44.

STOCK OPTION AND EQUITY INCENTIVE PLANS

  The Company has various stock option plans and an equity incentive plan whereby 2,694,306 shares of the Company's Common Stock have been reserved for issuance to its officers, directors, employees and consultants. The plans are administered by the Board of Directors or its designees and provide generally that, for incentive stock options, the exercise price shall not be less than the fair market value of the shares on the date of grant and, for non-qualified stock options, the price shall not be less than 85% of the fair market value of the shares on the date of grant as determined by the Board of Directors. The options expire not later than ten years from the date of grant and are generally subject to vesting over four years, as determined by the Board of Directors. A summary of the changes in options outstanding under the plans for the three years ended December 31, 1996 is as follows:

                                                                                             WEIGHTED
                                                                               OPTIONS        AVERAGE
                                                                             OUTSTANDING   EXERCISE PRICE
                                                                             -----------   --------------
        Balance, December 31, 1993                                              766,095        $1.54
          Options granted:
            Price equal to the market price of stock on grant date              122,701         1.65
            Price less than the market price of stock on grant date             373,062         0.86
          Options exercised                                                     (13,865)        0.51
          Options forfeited                                                     (38,184)        3.27
                                                                              ---------
        Balance, December 31, 1994                                            1,209,809         1.30
          Options granted:
            Price equal to the market price of stock on grant date              128,310         1.45
            Price less than the market price of stock on grant date             110,919         1.18
          Options exercised                                                     (23,500)        0.80
          Options forfeited                                                     (56,559)        1.29
                                                                              ---------
        Balance, December 31, 1995                                            1,368,979         1.31
          Options granted:
            Price equal to the market price of stock on grant date              173,975         7.32
            Price less than the market price of stock on grant date             186,282         2.01
          Options exercised                                                    (570,706)        1.43
          Options forfeited                                                     (36,910)        3.06
                                                                              ---------
        Balance, December 31, 1996                                            1,121,620         2.24
                                                                              =========
        Exercisable, December 31, 1996                                          377,545
                                                                              =========
        Available for future grant, December 31, 1996                         1,572,686
                                                                              =========


  Included as options outstanding as of December 31, 1996 in the above table are options to purchase 373,062 shares of Common Stock under the Management Change of Control Plan which, in the event of a change of control, may have accelerated vesting of unvested options as determined by the value of the Company on the date of such a change of control. Also included as options outstanding as of December 31, 1996 in the above table are options to purchase 155,455 shares of Common Stock under the 1996 Equity Incentive Plan. Shares of Common Stock issued under the 1996 Equity Incentive Plan may be subject to a repurchase feature in favor of the Company in accordance with a vesting schedule to be determined by the Board of Directors, provided however, that the right to repurchase at the original purchase price will lapse at a minimum rate of 20% per year over the five-year period following the date that the award was granted. The repurchase feature can be exercised by the Company within the 90-day period following the stockholder's termination of employment or the relationship as a director or consultant.

  The following table summarizes information concerning currently outstanding and exercisable stock options:

                                                WEIGHTED
                                                 AVERAGE
                                                REMAINING       WEIGHTED                           WEIGHTED
            RANGE OF              NUMBER       CONTRACTUAL       AVERAGE        NUMBER             AVERAGE
        EXERCISE PRICES        OUTSTANDING        LIFE       EXERCISE PRICE   EXERCISABLE       EXERCISE PRICE
        ---------------        -----------    ------------   --------------   -----------       --------------
         $0.37 - $0.85           417,947          7.09            $0.80         127,137            $0.68
          1.23 -  2.13           516,468          3.20             1.59         213,658             1.39
          6.38 -  9.88           187,205          9.18             7.28          36,750             7.40
                               ---------                                        -------
                               1,121,620                                        377,545
                               =========                                        =======

EMPLOYEE STOCK PURCHASE PLAN

  In February 1996, the Company adopted the Employee Stock Purchase Plan under
Section 423 of the Internal Revenue Code in which eligible employees may use funds from accumulated payroll deductions to purchase shares of Common Stock at the end of each designated purchase period. Employees may contribute up to 15% of base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is 85% of the fair market value of Common Stock determined at the beginning or end of each purchase period, whichever is lower. The Company has reserved 500,000 shares of Common Stock for issuance under the plan. In 1996, the Company issued 9,408 shares of Common Stock under the plan.

RETIREMENT SAVINGS PLAN

  The Company has a savings plan under Section 401(k) of the Internal Revenue Code which covers all employees who meet minimum age requirements. Employees can contribute up to 9% of their salaries, but not in excess of the amount deductible for income tax purposes. The Company currently matches 50% of employee contributions up to 6% of an employee's salary, limited to the maximum contribution allowable for income tax purposes. Employer contributions are vested proportionately over five years of service. The plan may be amended or discontinued at anytime by the Company. During 1994, 1995 and 1996, the Company contributed $87,000, $104,000 and $121,000, respectively, to the plan.


NOTE 11 -- COMMITMENTS AND CONTINGENCIES

CAPITAL LEASES

  Certain scientific instrumentation, computer equipment and other equipment acquired under available lease-line credit facilities are subject to leases which are classified as capital leases. These capital leases mature at various dates through 2000 and have interest rates between 4.9% and 8.1%. As of December 31, 1996, $2,110,000 ($946,000 net of accumulated amortization) of such leased equipment is included in property and equipment. For the years ended December 31, 1994, 1995 and 1996, $297,000, $392,000 and $483,000 in
amortization expense, respectively, was recorded related to property acquired under capital leases.

OPERATING LEASES

  The Company leases its principal facilities under a long-term operating lease which expires December 31, 1997. The Company has the option to extend the lease for a period of five years. Rent expense was $559,000, $563,000 and $705,000, net of sub-lease income of $567,000, $571,000 and $586,000 for 1994,
1995 and 1996, respectively.

  Future minimum lease payments for capital and operating leases as of December 31, 1996 are as follows (operating lease payments are net of noncancellable sub-lease income of $352,000).


                                                        CAPITAL     OPERATING
                                                        LEASES        LEASES
                                                       ---------    ----------
        1997                                           $  528,000   $1,023,000
        1998                                              369,000      129,000
        1999                                              145,000
        2000                                               29,000
                                                       ---------    ----------
        Total minimum lease payments                    1,071,000   $1,152,000
        Amount representing interest                       70,000   ==========
                                                       ----------
        Obligations under capital leases                1,001,000
        Less portion due within one year                  482,000
                                                       ----------
        Long-term capital lease obligations            $  519,000
                                                       ==========

  During 1994, 1995 and 1996, $63,000, $71,000 and $66,000, respectively, was paid in imputed interest on capital leases.

COMMITMENTS

  The Company has contracted for a fully automated, functional high throughput screening system and update of related equipment with an expected cost of approximately $750,000, of which $500,000 has been provided by Novartis (Note
4).

LEGAL PROCEEDINGS

  On July 9, 1996, the Company filed an action in the United States District Court for the Southern District of California, for patent infringement against Cadus Pharmaceutical Corporation ("Cadus"). Through the complaint, the Company seeks damages in an unspecified amount and a preliminary and permanent injunction. On August 1, 1996, Cadus filed its answer and counterclaim to the Company's complaint. The counterclaim seeks compensatory and punitive damages in an unspecified amount. Company management believes that its complaint against Cadus is well-founded and necessary to protect the value of its intellectual property portfolio. Management believes that Cadus' counterclaim is without merit and intends to vigorously prosecute its claim of infringement and oppose Cadus' counterclaim. Management believes that the ultimate resolution of the above matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

  In addition to the above, the Company is involved in certain legal or administrative proceedings generally incidental to its normal business activities. While the outcome of any such proceeding cannot be accurately predicted, the Company does not believe the ultimate resolution of any such existing matters will have a material adverse effect on its financial position, results of operations or cash flows.


NOTE 12 -- SUBSEQUENT EVENTS

CROSS-LICENSING AGREEMENT

  In January 1997, the Company entered into an agreement with Aurora Biosciences Corporation ("Aurora"). Under the agreement, the Company will license to Aurora non-exclusive rights to practice its patented transcription-based assay (TBA) technology, and certain other technologies related to automated drug screening. In return, in addition to other consideration, the Company will receive from Aurora non-exclusive rights to several assay technologies, including novel reporter molecules, that will facilitate the Company's high throughput screening and drug discovery efforts directed to certain receptor, ion channel and enzyme targets associated with nervous system disorders. Both parties will receive limited sublicensing rights to each other's patents.

LEASE LINE FUNDING

  In February 1997, the Company received a firm commitment to fund a $1,500,000 lease line through December 15, 1997. The fundings will have terms generally consistent with those of the Company's existing lease commitments.

DEVELOPMENT AGREEMENT

  In February 1997, the Company entered into an agreement with Meiji Seika Kaisha, Ltd for the development and commercialization of the Company's proprietary nicotinic acetylcholine receptor agonist, SIB-1508Y, as a treatment for Parkinson's disease in Japan and other Asian countries. Under the agreement, the Company will receive an upfront license fee of $3,000,000, and may receive substantial development milestone payments and royalties on future products, if any. The Company will retain rights for the commercial manufacture of the product.