Form 10-Q
period 1997-03-31
SIBIA NEUROSCIENCES INC
filed 1997-05-15
CIK 1011065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                           Outstanding at April 22, 1997
               -----                           -----------------------------
    Common Stock, $.001 par value                       9,224,059

                            SIBIA Neurosciences, Inc.

                                      INDEX



                                                                                      PAGE
                                                                                      ----
PART I. FINANCIAL INFORMATION

ITEM 1.           Condensed Financial Statements

                  Condensed Balance Sheet as of December 31, 1996
                   and March 31, 1997 (Unaudited) .................................     3

                  Condensed Statement of Operations (Unaudited) for the Three
                   Months Ended March 31, 1996 and 1997............................     4

                  Condensed Statement of Cash Flows (Unaudited) for the Three
                   Months Ended March 31, 1996 and 1997............................     5

                  Notes to Financial Statements (Unaudited)........................     6

ITEM 2.           Management's Discussion and Analysis of
                   Financial Condition and Results of Operations...................     8


PART II. OTHER INFORMATION

ITEM 1.           Legal Proceedings ...............................................     12

ITEM 2.           Changes in Securities ...........................................     12

ITEM 3.           Defaults Upon Senior Securities..................................     13

ITEM 4.           Submission of Matters to a Vote of
                   Security Holders................................................     13

ITEM 5.           Other Information................................................     13

ITEM 6.           Exhibits and Reports on Form 8-K.................................     13


SIGNATURE..........................................................................     14

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements

                            SIBIA Neurosciences, Inc.
                             Condensed Balance Sheet

                                                                        December 31, 1996     March 31, 1997
                                                                                                (Unaudited)
                                                                        -----------------     --------------
Assets
Current assets:
    Cash and cash equivalents                                             $  1,412,000         $  4,492,000
    Investment securities                                                   36,052,000           33,879,000
    Contracts and accounts receivable                                           68,000              360,000
    Prepaid expenses and other current assets                                  684,000              874,000
                                                                          ------------         ------------
       Total current assets                                                 38,216,000           39,605,000
                                                                          ------------         ------------

Property and equipment, net                                                  1,307,000            1,286,000
Other assets                                                                   460,000              468,000
                                                                          ------------         ------------
                                                                          $ 39,983,000         $ 41,359,000
                                                                          ============         ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                      $  1,212,000         $  1,834,000
    Accrued liabilities                                                      1,249,000            1,860,000
    Deferred revenue                                                           431,000            3,225,000
                                                                          ------------         ------------
       Total current liabilities                                             2,892,000            6,919,000
                                                                          ------------         ------------

Capital lease obligations                                                      519,000              477,000
                                                                          ------------         ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
    Preferred Stock, $.001 par value; 5,000,000 shares authorized:
       Series A Junior Participating Preferred Stock, 150,000
           shares authorized. No shares issued and outstanding at
           December 31, 1996 and March 31, 1997
    Common stock, $.001 par value; 25,000,000 shares authorized;
       9,154,157 and 9,217,468 shares issued and outstanding at
       December 31, 1996 and March 31, 1997, respectively.                       9,000                9,000
    Additional paid-in capital                                              59,746,000           59,791,000
    Deferred compensation                                                   (1,039,000)            (941,000)
    Notes receivable from stockholders                                        (640,000)            (640,000)
    Net unrealized gains on investment securities
       available-for-sale                                                      189,000               37,000
    Accumulated deficit                                                    (21,693,000)         (24,293,000)
                                                                          ------------         ------------
       Total stockholders' equity                                           36,572,000           33,963,000
                                                                          ------------         ------------
                                                                          $ 39,983,000         $ 41,359,000
                                                                          ============         ============

See accompanying notes.

                            SIBIA Neurosciences, Inc.
                  Condensed Statement of Operations (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                          1996                1997
                                                      -----------         -----------
Revenue:
  Contract                                            $ 2,327,000         $ 1,781,000
  License and royalty                                      57,000             162,000
                                                      -----------         -----------
       Total revenue (including $770,000 and
         $926,000 in related-party revenue for
         1996 and 1997, respectively)                   2,384,000           1,943,000
                                                      -----------         -----------

Expenses:
  Research and development                              2,675,000           3,959,000
  General and administrative                              852,000           1,155,000
                                                      -----------         -----------
                                                        3,527,000           5,114,000
                                                      -----------         -----------
                                                       (1,143,000)         (3,171,000)
                                                      -----------         -----------
Other income (expense):
  Interest income                                         225,000             584,000
  Interest expense                                        (17,000)            (15,000)
  Other                                                      --                 2,000
                                                      -----------         -----------
                                                          208,000             571,000
                                                      -----------         -----------

Net loss                                              $  (935,000)        $(2,600,000)
                                                      ===========         ===========


Net loss per common share                             $     (0.19)        $     (0.28)
                                                      ===========         ===========

Weighted average number of common
    shares outstanding                                  4,981,619           9,179,552
                                                      ===========         ===========

See accompanying notes.

                            SIBIA Neurosciences, Inc.
                  Condensed Statement of Cash Flows (Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
                                                                       1996                1997
                                                                   -----------         -----------
Cash flows from operating activities:
   Net loss                                                        $  (935,000)        $(2,600,000)
  Adjustments to reconcile net loss to net cash
    provided (used) by operating activities:
       Depreciation and amortization                                   138,000             155,000
       Compensation from issuance of common stock options              169,000              98,000
       (Gain) loss on disposal of property                               4,000              (2,000)
       Net amortization of premium and discount on
            investment securities                                     (179,000)            (16,000)
       Increase (decrease) in cash resulting from changes in:
          Contract and accounts receivable                          (1,150,000)           (292,000)
          Prepaid expenses and other assets                           (359,000)           (198,000)
          Accounts payable and accrued liabilities                     721,000           1,213,000
          Deferred revenue                                                               2,794,000
                                                                   -----------         -----------

             Net cash provided (used) by operating activities       (1,591,000)          1,152,000
                                                                   -----------         -----------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale            (4,202,000)         (1,970,000)
   Maturities of investment securities available-for-sale                                4,000,000
   Maturities of investment securities held-to-maturity              6,792,000
   Principal payments received on investment securities
       available-for-sale                                               19,000               7,000
   Proceeds from disposal of property and equipment                                          2,000
   Acquisition of property and equipment                               (20,000)            (30,000)
                                                                   -----------         -----------

           Net cash provided (used) by investing activities          2,589,000           2,009,000
                                                                   -----------         -----------

Cash flows from financing activities:
   Proceeds from issuance of stock                                      35,000              45,000
   Principal payments on capital lease obligations                    (108,000)           (126,000)
                                                                   -----------         -----------

            Net cash provided (used) by financing activities           (73,000)            (81,000)
                                                                   -----------         -----------

Net increase in cash and cash equivalents                              925,000           3,080,000
Cash and cash equivalents at beginning of period                     2,274,000           1,412,000
                                                                   -----------         -----------

Cash and cash equivalents at end of period                         $ 3,199,000         $ 4,492,000
                                                                   ===========         ===========

See accompanying notes.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Form 10-K filed with the SEC.

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

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share", which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 will be adopted by the Company as required for the interim periods and fiscal years ending after December 15, 1997. Upon adoption of SFAS No. 128, the Company will present basic EPS as well as diluted EPS in the period of adoption and restate all prior-period EPS data presented for comparative purposes. Basic EPS will be computed by dividing income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding. Diluted EPS will be computed similarly to basic EPS except that the weighted average number of shares of Common Stock outstanding will be increased to include the number of additional shares of Common Stock that would have been outstanding if the dilutive potential common shares had been issued. Pro forma EPS calculations under SFAS No. 128 are not presented as they are not materially different than those currently presented.

3.   STOCKHOLDERS' EQUITY

In March 1997, the Board of Directors of the Company adopted a Share Purchase Rights Plan pursuant to which preferred share purchase rights (the "Rights") were distributed for each share of Common Stock of the Company held as of the close of business on April 2, 1997. Each Right, under certain circumstances, entitles the holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (each a "Preferred Share") at an exercise price of $60.00 per one one-hundredth of a Preferred Share. Each one one-hundredth of a share of Preferred Share has rights, preferences and privileges equal to the value of a share of Common Stock. The Rights will expire on March 17, 2007, unless the Rights are earlier redeemed or exchanged by the Company. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors.

4.   STATEMENT OF CASH FLOWS

Non-cash financing activities were comprised of capital lease obligations of $154,000 and $104,000, respectively, in the three-month periods ended March 31, 1996 and 1997.

5.   SIGNIFICANT COLLABORATIVE AGREEMENTS

Total costs incurred under the Company's various collaborative agreements for the three months ended March 31, 1996 and 1997, including certain administrative costs, aggregated $1,485,000 and $1,560,000, respectively.

6.   LEASE LINE FUNDING

In February 1997, the Company received a firm commitment from a third-party to fund an aggregate of $1,500,000 in equipment purchases under a master lease agreement through March 31, 1998.

7.   DEVELOPMENT AGREEMENT

In February 1997, the Company entered into an agreement with Meiji Seika Kaisha, Ltd for the development and commercialization of the Company's proprietary nicotinic acetylcholine receptor agonist, SIB-1508Y, as a treatment for Parkinson's disease in Japan and other Asian countries. Under the agreement, the Company received an upfront license fee of $3,000,000, all of which was deferred until certain contingencies are met, and may receive development milestone payments and royalties on future products, if any. The Company will retain rights for the commercial manufacture of the product.

8.   COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation with Cadus Pharmaceutical Corporation. See further discussion of this matter at Item 1 in Part II of this Form 10-Q.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in the section entitled "Liquidity and Capital Resources" herein as well as those discussed in the Company's Form 10-K for the year ended December 31, 1996 under the heading "Risk Factors".

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

RESULTS OF OPERATIONS

Revenue

Total revenue decreased by 18%, from $2,384,000 in the first quarter 1996 to $1,943,000 in the first quarter 1997. The decrease in total revenue was due primarily to lower revenues provided in the first quarter of 1997 under the Company's recently extended collaboration with Eli Lilly and Company and to the recognition in the first quarter of 1996 of revenue related to reimbursed costs and fees pursuant to SIBIA's collaborative agreement with Novartis.

Expenses

Total expenses increased by 45%, from $3,527,000 in the first quarter 1996 to $5,114,000 in the first quarter 1997. The increase in total expenses was primarily attributable to an increase in research and development expenses of 48%, from $2,675,000 in the first quarter 1996 to $3,959,000 in the first quarter 1997. The increase in research and development expenses was primarily the result of expanded programs in drug discovery and for expenses associated with non-clinical and clinical trials of SIB-1508Y, SIBIA's lead compound for Parkinson's disease. General and administrative expenses increased by 36%, from $852,000 in the first quarter of 1996 to $1,155,000 in the first quarter of 1997. The increase in general and administrative expenses was primarily due to increases in legal costs and expenses related to being a public company.

Other Income

The Company's other income primarily consists of interest income and interest expense. Other income during the first quarter of 1997 increased by 175%, or $363,000, as compared to the first quarter of 1996, primarily due to increased interest income earned on proceeds from the Company's initial public offering of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

SIBIA has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis), option, license and royalty revenues, and the sale of certain technology. As of March 31, 1997, the Company had an accumulated deficit of $24,293,000.

The Company anticipates that the cash, cash equivalents and investment securities balance of $38,371,000 as of March 31, 1997 will be used to support continued research and development as well as continued drug discovery efforts and non-clinical and early stage clinical trials of potential drug candidates. The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001 with an option to extend for an additional five years. The average minimum annual payment under the lease is approximately $1,347,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001, and believes that, when needed, it will be able to secure additional space at commercially reasonable rates.

The Company will require substantial additional funds to conduct the research and development with respect to its technologies and preclinical and clinical testing of potential drug candidates. Although the Company plans to contract with third parties to manufacture and market any products that may be developed, to the extent the Company is unsuccessful and is required to establish its own manufacturing capacity or marketing program, it will require substantial additional capital. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with preclinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements and the establishment of additional collaborative arrangements. The Company expects to expend substantial funds in connection with research and development and in the area of intellectual property. Funds generated from payments under existing collaborative agreements, together with the Company's current cash reserves, will be insufficient to fund the Company's operations through the completion of any clinical trials. Although the Company will seek to obtain additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, there can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders would result. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs or obtain funds through additional arrangements with corporate partners or others which may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish, which could have a material adverse effect on the Company's business.

The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its compounds includes entering into various collaborations with corporate partners, licensors, licensees and others. The Company has entered into collaborative arrangements with Eli Lilly and Company, Novartis AG, Bristol-Myers Squibb and Company and Meiji Seika Kaisha, Ltd. and intends to enter into additional collaborations. There can be no assurance that these collaborations will continue or be successful or that any products will be developed. The amount and timing of resources dedicated by these collaborators under their respective agreements also is not within the control of the Company. There can be no assurance that the Company will ever receive any milestone or royalty payments under these agreements. Each of the collaborative parties has the right to terminate its respective collaboration under certain circumstances. There can be no assurance that collaborators will not terminate their respective collaborations. In addition, there can be no assurance that collaborators will not pursue alternative technologies to develop treatments for the diseases targeted by the respective collaborative programs. If any of the Company's collaborative partners terminates or breaches its agreement with the Company or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable collaborative agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected, which would have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements accounted for 97% of total revenues for the year ended December 31, 1996 and three-months ended March 31, 1997, such a termination or breach could materially adversely affect the Company's results of operations and financial condition.

The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. Moreover, if competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. The Company is aware of a third-party patent application that may elicit an interference proceeding with one of the Company's patent applications. In addition, the Company believes that certain claims in three of its other patent applications may elicit such proceedings. The Company believes that its TBA technology is fundamental and broadly applicable to modern drug discovery, and represents a valuable asset to the Company. The Company is involved in litigation with Cadus Pharmaceutical Corporation regarding such technology. See
Part II, Item 1 of this Report. There can be no assurance that the Company will prevail in these proceedings.

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

ITEM 2.   Changes in Securities:

          On March 17, 1997, the Board of Directors of the Company approved the adoption of a Share Purchase Rights Plan (the "Plan"). The Plan provides for a dividend distribution of one preferred share purchase right (a "Right") for each outstanding share of Common Stock (the "Common Share") of the Company. The dividend was paid on April 2, 1997 (the "Record Date") to the stockholders of record on that date. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (the "Preferred Shares"), at a price of $60.00 per one one-hundredth of a Preferred Share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement (the "Rights Agreement"), dated as of March 17, 1997 entered into between the Company and ChaseMellon Shareholder Services, L.L.C., as rights agent (the "Rights Agent"). The rights, preferences, and privileges of the Preferred Shares are set forth in the Certificate of Designation which was filed as an exhibit to the

          Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 1997.

ITEM 3.   Defaults Upon Senior Securities:

          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders:

          None.

ITEM 5.   Other Information:

          None.

ITEM 6.   Exhibits and Reports on Form 8-K:

          (a)       Exhibits

                    3.3 Registrant's Certificate of Designation of Series A Junior Participating Preferred Stock (1)
                    10.9 Registrant's 1996 Equity Incentive Plan, as amended (the "1996 Equity Plan").
                    10.37 Development and License Agreement dated February 28, 1997 between Registrant and Meiji Seika Kaisha, Ltd. (2)
                    10.38 Further Extension Agreement dated November 1, 1996 between Registrant and Eli Lilly and Company (2)
                    10.39 Third Amendment to Lease dated December 31, 1996 between Registrant and Regency Properties, L.P.
                              (2)
                    10.40     Equipment Lease Line Agreement dated March 4, 1997
                              between Registrant and G.E. Capital. (2)
                    10.41     Rights Agreement dated as of March 17, 1997 among
                              Registrant and ChaseMellon Shareholder Services, L.L.C. (1)
                    10.42     Specimen Rights Certificate (1)

                    ----------
                    (1) Filed as an exhibit to the Registrant's report on Form 8-K filed with the Commission on March 31, 1997 and incorporated herein by reference.

                    (2) Filed as an exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

          (b)       Reports on Form 8-K

                    Form 8-K dated March 17, 1997 regarding the adoption of a Share Purchase Rights Plan.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                       SIBIA Neurosciences, Inc.



Date: May 15, 1997                     By: /s/ THOMAS A. REED
     -----------------------------        --------------------------------
                                          Thomas A. Reed
                                          Vice President, Finance &
                                          Administration, Chief Financial
                                          Officer
                                          (on behalf of the registrant and as
                                          the principal financial officer)