Form 10-Q
period 1997-06-30
SIBIA NEUROSCIENCES INC
filed 1997-08-14
CIK 1011065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1997

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
   EXCHANGE ACT OF 1934

                         Commission File Number: 0-28310

                            SIBIA Neurosciences, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        95-3616229
------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

505 Coast Boulevard South, Suite 300, La Jolla, CA               92037
------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

                                 (619) 452-5892
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                               Outstanding at July 22, 1997
                      -----                               ----------------------------
        Common Stock, $.001 par value                            9,246,402


                            SIBIA Neurosciences, Inc.

                                      INDEX



                                                                                       PAGE
                                                                                       ----

PART I. FINANCIAL INFORMATION

ITEM 1.   Condensed Financial Statements

          Condensed Balance Sheet as of December 31, 1996
           and June 30, 1997 (Unaudited) ..............................................     3

          Condensed Statement of Operations (Unaudited) for the Three
           Months and Six Months Ended June 30, 1996 and 1997..........................     4

          Condensed Statement of Cash Flows (Unaudited) for the Six  Months
           Ended June 30, 1996 and 1997................................................     5

          Notes to Financial Statements (Unaudited)....................................     6

ITEM 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............................     8


PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings ...........................................................     12

ITEM 2.   Changes in Securities .......................................................     12

ITEM 3.   Defaults Upon Senior Securities..............................................     12

ITEM 4.   Submission of Matters to a Vote of
           Security Holders............................................................     13

ITEM 5.   Other Information............................................................     13

ITEM 6.   Exhibits and Reports on Form 8-K.............................................     14


SIGNATURE..............................................................................     15


PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements

                            SIBIA Neurosciences, Inc.
                             Condensed Balance Sheet

                                                                            December 31, 1996              June 30, 1997
                                                                            -----------------             --------------
Assets                                                                                                      (Unaudited)
Current assets:
    Cash and cash equivalents                                                    $  1,412,000               $  3,673,000
    Investment securities                                                          36,052,000                 34,087,000
    Contracts and accounts receivable                                                  68,000                    392,000
    Prepaid expenses and other current assets                                         684,000                    523,000
                                                                                 ------------               ------------
       Total current assets                                                        38,216,000                 38,675,000
                                                                                 ------------               ------------

Property and equipment, net                                                         1,307,000                  1,326,000
Other assets                                                                          460,000                    430,000
                                                                                 ------------               ------------
                                                                                 $ 39,983,000               $ 40,431,000
                                                                                 ============               ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                             $  1,212,000                 $2,089,000
    Accrued liabilities                                                             1,249,000                  1,276,000
    Deferred revenue                                                                  431,000                    167,000
                                                                                 ------------               ------------
       Total current liabilities                                                    2,892,000                  3,532,000
                                                                                 ------------               ------------

Capital lease obligations                                                             519,000                    489,000
                                                                                 ------------               ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
    Preferred Stock, $.001 par value; 5,000,000 shares authorized:
      Series A Junior Participating Preferred Stock, 150,000
        shares authorized. No shares issued and outstanding at
        December 31, 1996 and June 30, 1997.
    Common stock, $.001 par value; 25,000,000 shares authorized;
      9,154,157 and 9,245,199 shares issued and outstanding at
      December 31, 1996 and June 30, 1997, respectively.                                9,000                      9,000
    Additional paid-in capital                                                     59,746,000                 59,885,000
    Deferred compensation                                                          (1,039,000)                  (843,000)
    Notes receivable from stockholders                                               (640,000)                  (100,000)
    Net unrealized gains on investment securities
      available-for-sale                                                              189,000                  1,772,000
    Accumulated deficit                                                           (21,693,000)               (24,313,000)
                                                                                 ------------               ------------
        Total stockholders' equity                                                 36,572,000                 36,410,000
                                                                                 ------------               ------------
                                                                                 $ 39,983,000               $ 40,431,000
                                                                                 ============               =============

See accompanying notes.

                           SIBIA Neurosciences, Inc.
                 Condensed Statement of Operations (Unaudited)


                                                        Three Months Ended                              Six Months Ended
                                                             June 30,                                        June 30,
                                                ---------------------------------               ----------------------------------
                                                    1996                 1997                      1996                   1997
                                                ----------             ----------               ---------             ------------
Revenue:
   Contract                                    $ 2,029,000             $1,842,000              $ 4,356,000            $ 3,623,000
   License and royalty                              15,000              3,164,000                   72,000              3,326,000
                                               -----------             ----------              -----------            -----------

        Total revenue (Note 5)                   2,044,000              5,006,000                4,428,000              6,949,000
                                               -----------             ----------              -----------            -----------

Expenses:
   Research and development                      2,981,000              4,111,000                5,656,000              8,070,000
   General and administrative                      792,000              1,487,000                1,644,000              2,642,000
                                               -----------             ----------              -----------            -----------
                                                 3,773,000              5,598,000                7,300,000             10,712,000
                                               -----------             ----------              -----------            -----------
                                                (1,729,000)              (592,000)              (2,872,000)            (3,763,000)
                                               -----------             ----------              -----------            -----------
Other income (expense):
   Interest income                                 404,000                584,000                  629,000              1,168,000
   Interest expense                                (17,000)               (14,000)                 (34,000)               (29,000)
   Other                                             5,000                  2,000                    5,000                  4,000
                                               -----------             ----------              -----------            -----------
                                                   392,000                572,000                  600,000              1,143,000
                                               -----------             ----------              -----------            -----------

Net loss                                       $(1,337,000)            $  (20,000)             $(2,272,000)           $(2,620,000)
                                               ===========             ==========              ===========            ===========



Net loss per common share                      $     (0.18)            $       -                $    (0.37)           $     (0.28)
                                               -----------             ----------               ----------            -----------

Weighted average number of common
    shares outstanding:                          7,366,319              9,236,512                6,174,100              9,208,189
                                               ===========             ==========               ==========            ===========





See accompanying notes.

                            SIBIA Neurosciences, Inc.
                  Condensed Statement of Cash Flows (Unaudited)

                                                                                Six Months Ended
                                                                                     June 30,
                                                                      ------------------------------------
                                                                         1996                     1997
                                                                      ------------            ------------
Cash flows from operating activities:
   Net loss                                                         $ (2,272,000)           $ (2,620,000)
   Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
       Depreciation and amortization                                      284,000                 314,000
       Compensation from issuance of common stock options                 397,000                 196,000
       (Gain) loss on disposal of property                                 (1,000)                 (4,000)
       Net amortization of premium and discount on
          investment securities                                          (288,000)                (54,000)
   Increase (decrease) in cash resulting from changes in:
        Contract and accounts receivable                                  (96,000)               (324,000)
        Prepaid expenses and other assets                                (195,000)                186,000
        Accounts payable and accrued liabilities                          173,000                 865,000
        Deferred revenue                                                  985,000                (264,000)
                                                                     ------------            ------------
           Net cash provided (used) by operating activities            (1,013,000)             (1,705,000)
                                                                     ------------            ------------
Cash flows from investing activities:
   Purchases of investment securities available-for-sale              (25,974,000)             (7,411,000)
   Maturities of investment securities available-for-sale                                      11,000,000
   Maturities of investment securities held-to-maturity                13,692,000
   Principal payments received on investment securities
       available-for-sale                                                  26,000                  13,000
   Proceeds from disposal of property and equipment                         5,000                   4,000
   Acquisition of property and equipment                                 (137,000)                (62,000)
                                                                     ------------            ------------
           Net cash provided (used) by investing activities           (12,388,000)              3,544,000
                                                                     ------------            ------------
Cash flows from financing activities:
   Proceeds from issuance of stock                                     25,990,000                 139,000
   Proceeds from payment on notes receivable                                9,000                 540,000
   Principal payments on capital lease obligations                       (223,000)               (257,000)
                                                                     ------------            ------------
           Net cash provided (used) by financing activities            25,776,000                 422,000
                                                                     ------------            ------------
Net increase in cash and cash equivalents                              12,375,000               2,261,000
Cash and cash equivalents at beginning of period                        2,274,000               1,412,000
                                                                     ------------            ------------
Cash and cash equivalents at end of period                           $ 14,649,000            $  3,673,000
                                                                     ============            ============

See accompanying notes.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Form 10-K filed with the SEC.

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

4.      STATEMENT OF CASH FLOWS

Non-cash financing activities were comprised of capital lease obligations of $266,000 and $154,000, respectively, in the six-month periods ended June 30, 1997 and 1996.

5.      SIGNIFICANT COLLABORATIVE AGREEMENTS

Total costs incurred under the Company's various collaborative agreements for the three and six month periods ended June 30, 1997, including certain administrative costs, aggregated $1,521,000 and $3,081,000, respectively. For the corresponding periods in 1996, such costs aggregated $1,400,000 and $2,885,000, respectively.

Total revenue for the three and six month periods ended June 30, 1997 included $959,000 and $1,885,000, respectively, from a related party. For the corresponding periods in 1996, total revenue included $1,578,000 and $3,452,000, respectively, from related parties.

6.      LEASE LINE FUNDING

In February 1997, the Company received a firm commitment from a third-party to fund an aggregate of $1,500,000 in equipment purchases under a master lease agreement through March 31, 1998.

7.      DEVELOPMENT AGREEMENT

In February 1997, the Company entered into an agreement with Meiji Seika Kaisha, Ltd. ("Meiji") for the development and commercialization of the Company's proprietary nicotinic acetylcholine receptor agonist, SIB-1508Y, as a treatment for Parkinson's disease in Japan and other Asian countries. Under the agreement, the Company received an upfront license fee of $3,000,000 and may receive development milestone payments and royalties on future products, if any. The Company will retain rights for the commercial manufacture of products developed under the agreement.

8.      COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation with Cadus Pharmaceutical Corporation. See further discussion of this matter at Item 1 in Part II of this Form 10-Q.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed in this report. Factors that could cause or contribute to such differences include, without limitation, those discussed in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) as well as those discussed in the Company's Form 10-K for the year ended December 31, 1996 under the heading "Risk Factors".

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


RESULTS OF OPERATIONS


Revenue

The Company had total revenue of $5,006,000 for the second quarter and $6,949,000 for the six-month period ended June 30, 1997, compared with $2,044,000 and $4,428,000, respectively, for the same periods in 1996. The increase was due primarily to license revenue recognized in 1997 related to the Company's agreement with Meiji for the development of SIB-1508Y, SIBIA's lead compound for Parkinson's disease.

Expenses

Research and development expenses increased to $4,111,000 for the second quarter and $8,070,000 for the six-month period ended June 30, 1997 from $2,981,000 and $5,656,000, respectively, for the same periods in 1996. The increase in research and development expenses was primarily the result of expanded programs in drug discovery and for expenses associated with non-clinical and clinical trials of SIB-1508Y, SIBIA's lead compound for Parkinson's disease.

General and administrative expenses increased to $1,487,000 for the second quarter and $2,642,000 for the six-month period ended June 30, 1997 from $792,000 and $1,644,000, respectively, for the same periods in 1996. The increase in general and administrative expenses was due primarily to the payment of foreign taxes related to payments received under the Meiji agreement and increased legal fees related to various patent, general, and litigation matters. Such increases were offset by decreased compensation expense relating to stock option grants.


Other Income

Other income increased to $572,000 for the second quarter and $1,143,000 for the six-month period ended June 30, 1997 from $392,000 and $600,000, respectively, for the same periods in 1996. The increase in other income was due primarily to an increase in interest income earned on proceeds from the Company's initial public offering of Common Stock in May 1996.


LIQUIDITY AND CAPITAL RESOURCES

SIBIA has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis), option, license and royalty revenues, and the sale of certain technology. As of June 30, 1997, the Company had an accumulated deficit of $24,313,000.

The Company anticipates that the cash, cash equivalents and investment securities balance of $37,760,000 as of June 30, 1997 will be used to support continued research and development as well as continued drug discovery efforts and non-clinical and early stage clinical trials of potential drug candidates. The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001 with an option to extend for an additional five years. The average minimum annual payment under the lease is approximately $1,347,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001, and believes that, when needed, it will be able to secure additional space at commercially reasonable rates.

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

The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its compounds includes entering into various collaborations with corporate partners, licensors, licensees and others. The Company currently has collaborative arrangements with Eli Lilly and Company ("Lilly"), Novartis AG, Bristol-Myers Squibb and Company, and Meiji Seika Kaisha, Ltd. and intends to enter into additional collaborations. There can be no assurance that these collaborations will continue or be successful or that any products will be developed. The amount and timing of resources dedicated by these collaborators under their respective agreements also is not within the control of the Company. There can be no assurance that the Company will ever receive any milestone or royalty payments under these agreements. Each of the collaborative parties has the right to terminate its respective collaboration under certain circumstances. There can be no assurance that collaborators will not terminate their respective collaborations. In addition, there can be no assurance that collaborators will not pursue alternative technologies to develop treatments for the diseases targeted by the respective collaborative programs. If any of the Company's collaborative partners terminates or breaches its agreement with the Company or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable collaborative agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected, which could have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements accounted for 39% and 55%, respectively, of total revenues for the three months and six months ended June 30, 1997 and 99% and 97%, respectively, for the three months and six months ended June 30, 1996, such a termination or breach could materially adversely affect the Company's results of operations and financial condition.

In August 1997, the Company announced that its collaboration with Lilly would be completed as of the end of October 1997. The term of the collaboration was to expire as of October 1998. The company believes that the reduction in research funding revenues from Lilly as a result of the early completion of the collaboration will not have a material financial impact on the Company.

The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. Litigation, which could result in substantial costs to the Company, may be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. Moreover, if competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. The Company is aware of a third-party patent application that may elicit an interference proceeding with one of the Company's patent applications. In addition, the Company believes that certain claims in three of its other patent applications may elicit such proceedings. The Company believes that its transcription-based assay technology is fundamental and broadly applicable to modern drug discovery, and represents a valuable asset to the Company. The Company is involved in litigation with Cadus Pharmaceutical Corporation regarding such technology. See
Part II, Item 1 of this Report. There can be no assurance that the Company will prevail in these proceedings.

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

        On August 1, 1996, Cadus filed its answer and a counterclaim seeking a judicial declaration that the '629 patent and the Company's U.S. Patent No. 5,436,128 are invalid, unenforceable and not infringed. The counterclaim seeks unspecified compensation and punitive damages based on claims for intentional interference with prospective economic advantage and unfair competition.

        Company management believes that its complaint against Cadus is well-founded and necessary to protect the value of its intellectual property portfolio. Management believes that Cadus' counterclaim is without merit and intends to vigorously prosecute its claim of infringement and defend against Cadus' counterclaim.

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

        None.

ITEM 3. Defaults Upon Senior Securities:

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders:

         (a)      The Company held its Annual Meeting of Stockholders on June 4,
                  1997.

         (b) The following directors were elected to serve for the term designated by their Class (I, II, or III) as defined in subparagraph (c)(1) below:

                                                       CLASS           FOR          WITHHELD
                                                       -----           ---          --------
                 William T. Comer, Ph.D.                 I          8,642,518        172,980
                 Gunnar Ekdahl                           I          8,781,798         33,700
                 Frederick B. Rentschler                II          8,765,888         49,610
                 James D. Watson, Ph.D.                 II          8,553,098        262,400
                 William R. Miller                      III         8,781,798         33,700
                 Stanley T. Crooke, M.D., Ph.D.         III         8,553,098        262,400



         (c)      The following items were approved at the Annual Meeting:

                      (1) Amendment of the Company's Certificate of Incorporation and Bylaws to provide for a classified board of directors and to eliminate the ability of stockholders to remove a director without cause. Directors assigned to Class I shall serve until the 1998 Annual Meeting of Stockholders, directors assigned to Class II shall serve until the 1999 Annual Meeting of Stockholders, directors assigned to Class III shall serve until the 2000 Annual Meeting of Stockholders and, in each case, until such director's successor is elected and has qualified, or until such director's earlier death, resignation or removal. The total number of votes cast for, against, withheld, and abstained were 6,394,994, 1,904,169, 919,514, and 5,382, respectively.

                      (2) The selection of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. The total votes for, against, and abstained were 8,774,556, 10,232, and 30,710, respectively.

                   The following item was not approved at the Annual Meeting:

                      (1) Amendment of the Company's Certificate of Incorporation and Bylaws to eliminate the ability of the stockholders to call special stockholders' meetings. The votes for, against, withheld, and abstained were 5,346,891, 2,953,669, 919,514 and
                           3,985, respectively.



ITEM 5. Other Information:

               None.

ITEM 6. Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  3.1 Amended and Restated Certificate of incorporation of the Registrant.

                  3.2      Amended and Restated Bylaws of the Registrant.

                  10.1 Registrant's 1992 Stock Option and Restricted Stock Plan, as amended (the "1992 Option Plan").

                  10.2 Registrant's 1996 Equity Incentive Plan, as amended (the "1996 Equity Plan").

                  10.3 Registrant's 1996 Non-Employee Directors' Stock Option Plan, as amended (the "Non-Employee Directors' Option Plan").

                  10.4 Registrant's Management Change of Control Plan, as amended (the "Change of Control Plan").

                  27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)


         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                 SIBIA Neurosciences, Inc.



Date:  August 14, 1997           By:   /s/ THOMAS A. REED
       ---------------------         ---------------------------
                                     Thomas A. Reed
                                     Vice President, Finance & Administration,
                                     and Chief Financial Officer
                                     (on behalf of the registrant and as the
                                     registrant's principal financial officer)