Form 10-Q
period 1997-09-30
SIBIA NEUROSCIENCES INC
filed 1997-11-14
CIK 1011065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1997

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                          Outstanding at October 22, 1997
              -----                          -------------------------------
Common Stock, $.001 par value                           9,297,464

                            SIBIA Neurosciences, Inc.

                                      INDEX



                                                                           PAGE

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

        Condensed Balance Sheet as of December 31, 1996
         and September 30, 1997 (Unaudited).................................. 3

        Condensed Statement of Operations (Unaudited) for the Three
         Months and Nine Months Ended September 30, 1996 and 1997............ 4

        Condensed Statement of Cash Flows (Unaudited) for the Nine
         Months Ended September  30, 1996 and 1997........................... 5

        Notes to Financial Statements (Unaudited)............................ 6

ITEM 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations....................... 9

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings....................................................13

ITEM 2. Changes in Securities................................................13

ITEM 3. Defaults Upon Senior Securities......................................13

ITEM 4. Submission of Matters to a Vote of Security Holders..................13

ITEM 5. Other Information....................................................13

ITEM 6. Exhibits and Reports on Form 8-K.....................................14


SIGNATURE....................................................................15


 PART I. FINANCIAL INFORMATION

 ITEM 1. Condensed Financial Statements

                            SIBIA Neurosciences, Inc.
                             Condensed Balance Sheet

                                                                        December 31, 1996      September 30, 1997
                                                                                                    (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                               $  1,412,000           $  3,140,000
    Investment securities                                                     36,052,000             32,605,000
    Contracts and accounts receivable                                             68,000                586,000
    Prepaid expenses and other current assets                                    684,000                749,000
                                                                            ------------           ------------
       Total current assets                                                   38,216,000             37,080,000
                                                                            ------------           ------------

Property and equipment, net                                                    1,307,000              1,358,000
Other assets                                                                     460,000                103,000
                                                                            ------------           ------------
                                                                            $ 39,983,000           $ 38,541,000
                                                                            ============           ============

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                        $  1,212,000           $  1,553,000
    Accrued liabilities                                                        1,249,000              1,726,000
    Deferred revenue                                                             431,000                     --
                                                                            ------------           ------------
       Total current liabilities                                               2,892,000              3,279,000
                                                                            ------------           ------------

Long-term capital lease obligations                                              519,000                527,000
                                                                            ------------           ------------

Commitments and contingencies (Note 8)

Stockholders' equity:
    Preferred Stock, $.001 par value; 5,000,000 shares authorized:
       Series A Junior Participating Preferred Stock, 150,000
           shares authorized. No shares issued and outstanding at
           December 31, 1996 and September 30, 1997
   Common stock, $.001 par value; 25,000,000 shares authorized;
       9,154,157 and 9,289,480 shares issued and outstanding at
       December 31, 1996 and September 30, 1997, respectively                      9,000                  9,000
    Additional paid-in capital                                                59,746,000             59,941,000
    Deferred compensation                                                     (1,039,000)              (745,000)
    Notes receivable from stockholders                                          (640,000)               (87,000)
    Net unrealized gains on investment securities
       available-for-sale                                                        189,000              2,425,000
    Accumulated deficit                                                      (21,693,000)           (26,808,000)
                                                                            ------------           ------------
           Total stockholders' equity                                         36,572,000             34,735,000
                                                                            ------------           ------------
                                                                            $ 39,983,000           $ 38,541,000
                                                                            ============           ============



See accompanying notes

                            SIBIA Neurosciences, Inc.
                  Condensed Statement of Operations (Unaudited)

                                          Three Months Ended           Nine Months Ended
                                             September 30,                September 30,
                                         1996           1997            1996            1997
                                    ------------    ------------    ------------    ------------

Revenue:
     Contract                       $  2,013,000    $  2,006,000     $ 6,368,000     $ 5,829,000
     License and royalty                  10,000          97,000          83,000       3,223,000
                                    ------------    ------------    ------------    ------------

          Total revenue (Note 5)       2,023,000       2,103,000       6,451,000       9,052,000
                                    ------------    ------------    ------------    ------------

Expenses:
     Research and development          3,246,000       4,090,000       8,902,000      12,160,000
     General and administrative        1,058,000       1,073,000       2,702,000       3,715,000
                                    ------------    ------------    ------------    ------------
                                       4,304,000       5,163,000      11,604,000      15,875,000
                                    ------------    ------------    ------------    ------------
                                      (2,281,000)     (3,060,000)     (5,153,000)     (6,823,000)
                                    ------------    ------------    ------------    ------------
Other income (expense):
     Interest income                     605,000         579,000       1,234,000       1,747,000
     Interest expense                    (16,000)        (14,000)        (50,000)        (43,000)
     Other                                (1,000)             --           4,000           4,000
                                    ------------    ------------    ------------    ------------
                                         588,000         565,000       1,188,000       1,708,000
                                    ------------    ------------    ------------    ------------

Net loss                            $ (1,693,000)   $ (2,495,000)   $ (3,965,000)   $ (5,115,000)
                                    ============    ============    ============    ============
Net loss per common share           $      (0.19)   $      (0.27)   $      (0.56)   $      (0.55)
                                    ============    ============    ============    ============
Weighted average number of common
    shares outstanding                 8,979,713       9,256,339       7,116,130       9,224,416
                                    ============    ============    ============    ============


See accompanying notes.

                            SIBIA Neurosciences, Inc.
                  Condensed Statement of Cash Flows (Unaudited)

                                                                         Nine Months Ended
                                                                           September 30,
                                                                       1996               1997
                                                                  -------------      ------------
Cash flows from operating activities:
    Net loss                                                      $ (3,965,000)      $ (5,115,000)
    Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
       Depreciation and amortization                                   426,000            479,000
       Compensation from issuance of common stock options              559,000            294,000
       (Gain) loss on disposal of property                              (1,000)            (4,000)
       Net amortization of premium and discount on
          investment securities                                       (410,000)           (96,000)
     Increase (decrease) in cash resulting from changes in:
        Contract and accounts receivable                                14,000           (518,000)
        Prepaid expenses and other assets                             (863,000)           286,000
        Accounts payable and accrued liabilities                       201,000            785,000
        Deferred revenue                                               432,000           (431,000)
                                                                  ------------       ------------

           Net cash provided (used) by operating activities         (3,607,000)        (4,320,000)
                                                                  ------------       ------------

Cash flows from investing activities:
   Purchases of investment securities available-for-sale           (38,044,000)       (11,920,000)
   Maturities of investment securities available-for-sale            2,800,000         17,681,000
   Maturities of investment securities held-to-maturity             13,992,000
   Principal payments received on investment securities
       available-for-sale                                               32,000             18,000
   Proceeds from disposal of property and equipment                      5,000              4,000
   Acquisition of property and equipment                              (156,000)           (88,000)
                                                                  ------------       ------------

           Net cash provided (used) by investing activities        (21,371,000)         5,695,000
                                                                  ------------       ------------

Cash flows from financing activities:
   Proceeds from issuance of stock                                  25,994,000            195,000
   Proceeds from payment on notes receivable                            26,000            553,000
   Principal payments on capital lease obligations                    (342,000)          (395,000)
                                                                  ------------       ------------

            Net cash provided (used) by financing activities        25,678,000            353,000
                                                                  ------------       ------------

Net increase in cash and cash equivalents                              700,000          1,728,000
Cash and cash equivalents at beginning of period                     2,274,000          1,412,000
                                                                  ------------       ------------

Cash and cash equivalents at end of period                        $  2,974,000       $  3,140,000
                                                                  ============       ============

See accompanying notes

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996, included in the Company's Form 10-K and Registration Statement (No. 333-39389) on Form S-1 filed with the SEC in November 1997 for the proposed public offering of 2,250,000 shares of Common Stock by the Company and 250,000 shares of Common Stock by a stockholder of the Company.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

2.      NET LOSS PER COMMON SHARE

Net loss per common share is computed pursuant to the treasury stock method using the weighted average number of common shares outstanding during the periods presented. Other Common Stock equivalents are antidilutive and are excluded from the computation of net loss per common share.

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

3.      STOCKHOLDERS' EQUITY

In March 1997, the Board of Directors of the Company designated 150,000 shares of $.001 Par Value Preferred Stock as Series A Junior Participating Preferred Stock and adopted a Share Purchase Rights Plan pursuant to which preferred share purchase rights (the "Rights") were distributed for each share of Common Stock of the Company held as of the close of business on April 2, 1997. Each Right, under certain circumstances, entitles the holder thereof to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock (each a "Preferred Share") at an exercise price of $60.00 per one one-hundredth of a Preferred Share. Each one one-hundredth of a share of Preferred Share has rights, preferences and privileges equal to the value of a share of Common Stock. The Rights will expire on March 17, 2007, unless the Rights are earlier redeemed or exchanged by the Company. The Rights will cause substantial dilution to a person or group that attempts to acquire the Company on terms not approved by the Company's Board of Directors.

4.      STATEMENT OF CASH FLOWS

Non-cash financing activities were comprised of capital lease obligations of $436,000 and $240,000, respectively, in the nine-month periods ended September 30, 1997 and 1996.

5.      SIGNIFICANT COLLABORATIVE AGREEMENTS

In October 1997, the Company and Eli Lilly and Company ("Lilly") completed their collaborative research in the area of VGCCs. The Company and Lilly will independently pursue discovery and development of drug leads that act on VGCC drug targets identified under this collaboration. The Company is entitled to receive milestone payments and royalties on sales of products identified by Lilly within a certain period of time and commercialized, and is free to develop compounds it discovers in this area on its own or with other partners. In November 1997, Lilly exercised its option to obtain a non-exclusive license to the Company's flourescence-based ion assay technology.

Total costs incurred under the Company's various collaborative agreements for the three and nine-month periods ended September 30, 1997, including certain administrative costs, aggregated $1,377,000 and $4,458,000, respectively. For the corresponding periods in 1996, such costs aggregated $1,459,000 and $4,344,000, respectively.

Total revenue for the three and nine-month periods ended September 30, 1997 included $870,000 and $2,755,000, respectively, from a collaborative partner that is a related party. For the corresponding periods in 1996, total revenue included $1,519,000 and $5,047,000, respectively, from two collaborative partners that were related parties.

6.      LEASE LINE FUNDING

In February 1997, the Company received a firm commitment to fund a $1,500,000 lease line through March 31, 1998. The fundings will have terms generally consistent with those of the Company's existing lease commitments.

7.      DEVELOPMENT AGREEMENT

In February 1997, the Company entered into a development and license agreement with Meiji Seika Kaisha, Ltd. ("Meiji") for the development and commercialization of the Company's proprietary nicotinic acetylcholine receptor agonist, SIB-1508Y, as a treatment for Parkinson's disease and other nervous system disorders in Japan and other Asian countries. Under the agreement, the Company received a one-time license fee of $3,000,000 for the license of certain technology to Meiji. In addition, the Company may receive development milestone payments and royalties on future products, if the product is successfully commercialized in such countries. SIBIA has retained rights to develop and commercialize SIB-1508Y outside of Japan and certain other Asian countries, and has retained rights to manufacture clinical supplies and commercial material worldwide.

8.      COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation with Cadus Pharmaceutical Corporation. See further discussion of this matter at Item 1 in Part II of this Form 10-Q.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those discussed in this report. Factors that might cause or contribute to such differences include, without limitation, those discussed in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) as well as those discussed in the Company's Form 10-K for the year ended December 31, 1996 and Registration Statement (No. 333-39389) filed with the SEC in November 1997 under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") is engaged in the discovery and development of novel small molecule therapeutics for the treatment of neurodegenerative, neuropsychiatric and neurological disorders, many of which have large patient populations and represent critical unmet medical needs. SIBIA is a leader in the development of proprietary drug discovery platforms that combine key tools necessary for modern drug discovery, including genomics, high throughput screening, advanced combinatorial chemistry techniques and pharmacology. These platforms are based on two primary technologies in which the Company has established a leading scientific and proprietary position: human receptor/ion channel subtype technology and human protease technology. The Company's proprietary molecular targets and drug candidates, together with its drug discovery technologies and research expertise, have enabled the Company to establish several corporate collaborations, which include Novartis AG ("Novartis"), Bristol-Myers Squibb Company ("Bristol-Myers Squibb") and Meiji Seika Kaisha, Ltd. ("Meiji"), and multiple technology licensing arrangements, which include The Salk Institute for Biological Studies ("The Salk Institute"), Aurora Biosciences Corporation ("Aurora") and Neurocrine Biosciences, Inc. ("Neurocrine"). SIBIA believes its proprietary drug discovery technology platform and drug candidates will lead to additional corporate collaborations and licensing opportunities with pharmaceutical, biotechnology and drug discovery service companies.

The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. Except for 1995, the Company has incurred net losses every year since shifting its area of therapeutic focus to the central nervous system in 1991. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research and development expenditures increase. The Company expects that its revenue and other income for the next several years will fluctuate significantly from quarter to quarter and will be limited to payments under its collaborative relationships, license fees, interest income and other miscellaneous income.

RESULTS OF OPERATIONS

Revenue

The Company had total revenue of $2,103,000 for the third quarter and $9,052,000 for the nine-month period ended September 30, 1997, compared with $2,023,000 and $6,451,000, respectively, for the same periods in 1996. The increase in the comparable nine-month periods was due primarily to license revenue recognized in 1997 related to the Company's agreement with Meiji for the development of SIB-1508Y, SIBIA's lead compound for Parkinson's disease.

Expenses

Research and development expenses increased to $4,090,000 for the third quarter and $12,160,000 for the nine-month period ended September 30, 1997 from $3,246,000 and $8,902,000, respectively, for the same periods in 1996. The increase in research and development expenses was primarily the result of expanded programs in drug discovery and for expenses associated with clinical trials of SIB-1508Y.

General and administrative expenses increased to $1,073,000 for the third quarter and $3,715,000 for the nine-month period ended September 30, 1997 from $1,058,000 and $2,702,000, respectively, for the same periods in 1996. The increase in general and administrative expenses in the comparable nine-month periods was due primarily to the payment, in 1997, of foreign taxes related to payments received under the Meiji agreement and increased legal fees related to various patent and litigation matters. Such increases were offset by decreased compensation expense relating to stock option grants.

Other Income

Other income was $565,000 for the third quarter and $1,708,000 for the nine-month period ended September 30, 1997 compared to $588,000 and $1,118,000, respectively, for the same periods in 1996. The increase in other income in the comparable nine-month periods was due primarily to an increase in interest income earned on proceeds from the Company's initial public offering of Common Stock in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

SIBIA has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis), option, license and royalty revenues. The Company has also received funds from the sale of its interest in the SISKA Diagnostics joint venture and the settlement of certain litigation. As of September 30, 1997, the Company had an accumulated deficit of $26,808,000.

The Company anticipates that the cash, cash equivalents and investment securities balance of $35,745,000 as of September 30, 1997 will be used to support continued research and development of its technologies. The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,456,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through

December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates, if necessary. The Company has an option to extend its lease for an additional five years.

The Company expects to incur substantial research and development expenses including continued increases in personnel costs and costs related to the continued expansion of its drug discovery platform and preclinical testing and early stage clinical trials. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with pre-clinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional licensing and/or collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. The Company intends to seek additional funding through research and development relationships with suitable corporate collaborators or through public or private financing. There can be no assurance that the Company will be successful in its efforts to collaborate with additional partners or that additional financing from other sources will be available on favorable terms, if at all.

Funds generated from the Company's proposed public offering of Common Stock, if any, together with payments under existing collaborative agreements, and the Company's current cash reserves, will be insufficient to fund the Company's operations through the completion of any clinical trials and commercialization of its first product, if developed. Although the Company will seek to obtain additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, there can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders would result. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs or obtain funds through additional arrangements with corporate partners or others which may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish, which could have a material adverse effect on the Company's business.

A key element of the Company's strategy is to enter into additional collaborative arrangements with pharmaceutical and biotechnology companies to develop and commercialize its drug candidates. There can be no assurance that the Company will be able to negotiate collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. To the extent that the Company is not able to establish such arrangements or any of its existing arrangements are terminated, it would require significant capital to undertake development, regulatory, manufacturing and marketing activities at its own expense and may be required to curtail significantly or eliminate one or more of its research, discovery or development programs, either of which could have a material adverse effect on the Company's business.

Each of the Company's existing collaborative partners has the right to terminate its respective collaboration under certain circumstances. For example, Novartis can terminate its collaboration with the Company, with or without cause, upon six months' prior written notice. If any of the Company's collaborative partners terminates its agreement with the Company, the research program under the applicable collaborative agreement or the development of drug candidates subject to such collaboration would be materially adversely affected, which would have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements accounted for 97% and 64% of total revenues for the year ended December 31, 1996 and nine months ended September 30, 1997, respectively, such a termination or breach could materially adversely affect the Company's results of operations and financial condition.

The Company and Eli Lilly and Company ("Lilly") completed their collaborative research in the area of VGCCs in October 1997. The Company and Lilly will independently pursue discovery and development of drug leads that act on VGCC drug targets identified under this collaboration. The Company will no longer receive research support payments in connection with this collaboration. The Company is entitled to receive milestone payments and royalties on sales of products commercialized by Lilly and is free to develop compounds it discovers in this area on its own or with other partners. The amount and timing of resources dedicated by Lilly to development and commercialization of such products is not within the control of the Company. There can be no assurance that the Company will ever receive any milestone or royalty payments from Lilly. In November 1997, Lilly exercised its option to obtain a non-exclusive license to the Company's flourescence-based ion assay technology.

As of December 31, 1996, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $20,730,000 and $700,000, respectively, which expire beginning in 2006 and 2002, respectively. As of December 31, 1996, the Company had federal and state tax credits for research activities totaling approximately $1,116,000 and $370,000, respectively, which are available to offset future income taxes. The federal credits expire during the years 2004 to 2010. The Company's ability to utilize net operating loss carryforwards and tax credits is subject to limitations as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% by a combination of the Company's significant stockholders during any three-year period would result in certain limitations on the Company's ability to utilize its net operating loss and credit carryforwards. The Company expects to incur limitations on the Company's ability to utilize its net operating loss and tax credit carryforwards.

PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings:

        On July 9, 1996, the Company filed an action for patent infringement against Cadus Pharmaceutical Corporation ("Cadus") in the United States District Court for the Southern District of California. The complaint asserts that Cadus' assay technology infringes the Company's U.S. Patent No. 5,401,629 (the "629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intracellular Signal." Through the complaint, the Company seeks damages in an unspecified amount and a preliminary and permanent injunction.

        On August 1, 1996, Cadus filed its answer and a counterclaim seeking a judicial declaration that the `629 patent and the Company's U.S. Patent No. 5,436,128 entitled "Assay Methods and Composition for Detecting and Evaluating the Intracellular Transduction of an Extracellular Signal," are invalid, unenforceable and not infringed, and further asserts claims for intentional interference with prospective economic advantage and unfair competition. The counterclaim seeks declaratory relief and compensatory and punitive damages in an unspecified amount.

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





                                            SIBIA Neurosciences, Inc.



Date:  October 14, 1997                 By:  /s/ THOMAS A. REED
       ----------------                      ----------------------------------
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