Form 10-K405
period 1997-12-31
SIBIA NEUROSCIENCES INC
filed 1998-03-31
CIK 1011065

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
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

     Indicate by check mark whether the registrant(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     On January 31, 1998, the aggregate market value of the voting stock held by nonaffiliates of the Registrant totaled approximately $27,239,856 based on the closing stock price as reported by The Nasdaq Stock Market. For purposes of determining this number, shares of Common Stock held by officers, directors and stockholders whose ownership exceeded ten percent (10%) of the total shares of Common Stock outstanding at January 31, 1998 were excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled or under control with the Registrant.

     The number of shares of Common Stock of the Registrant outstanding as of January 31, 1998 was 9,368,294.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1998 Annual Meeting of Stockholders scheduled to be held May 20, 1998 are incorporated herein by reference into Part III of this Report. Such proxy statement will be filed with the Commission not later than 120 days after Registrant's year end. Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-2586) are incorporated by reference into Part IV of this Report.
================================================================================

                           SIBIA NEUROSCIENCES, INC.

                                   FORM 10-K

                                     INDEX

                                                                        PAGE
                                                                        ----
                                     PART I

ITEM 1    Business....................................................    1
ITEM 2    Properties..................................................   27
ITEM 3    Legal Proceedings...........................................   27
ITEM 4    Submission of Matters to a Vote of Security Holders.........   27

                                    PART II

ITEM 5    Market for the Company's Common Stock and Related Security
          Holder Matters..............................................   28
ITEM 6    Selected Consolidated Financial Data........................   28
ITEM 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   29
ITEM 8    Financial Statements and Supplementary Data.................   32
ITEM 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................   32

                                    PART III

ITEM 10   Directors and Executive Officers of the Company.............   32
ITEM 11   Executive Compensation......................................   32
ITEM 12   Security Ownership of Certain Beneficial Owners and
          Management..................................................   32
ITEM 13   Certain Relationships and Related Transactions..............   32

                                    PART IV

ITEM 14   Exhibits, Financial Statement Schedules and Reports on Form
          8-K.........................................................   32
          Signatures..................................................   36

                                     PART I

ITEM 1. BUSINESS

     Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended ("Exchange Act") involving risk and uncertainties. Actual results could differ materially from those projected in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the ability to discover and develop safe and efficacious drugs, variability of royalty, license and other revenue, failure to satisfy performance obligations, ability to maintain current or enter into future collaboration agreements, uncertainty regarding the Company's patents and proprietary rights (including the risk that the Company may be forced to engage in costly litigation to protect such patent rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), as well as other risks and uncertainties discussed in the description of the Company's business below and the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed in any document incorporated herein by reference.

OVERVIEW

     SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") is engaged in the discovery and development of novel small molecule therapeutics for the treatment of neurodegenerative, neuropsychiatric and neurological disorders, many of which have large patient populations and represent critical unmet medical needs. SIBIA is a leader in the development of proprietary drug discovery platforms that combine key tools necessary for modern drug discovery, including genomics, high throughput screening, advanced combinatorial chemistry techniques and pharmacology. These platforms are based on two primary technologies in which the Company has established a leading scientific and proprietary position: human receptor/ion channel subtype technology and human protease technology. The Company's proprietary molecular targets and drug candidates, together with its drug discovery technologies and research expertise, have enabled the Company to establish several corporate collaborations, which include Novartis AG ("Novartis"), Bristol-Myers Squibb Company ("Bristol-Myers Squibb") and Meiji Seika Kaisha, Ltd. ("Meiji"). The Company also has multiple technology licensing arrangements including The Salk Institute for Biological Studies ("The Salk Institute"), Eli Lilly and Company ("Lilly"), Neurocrine Biosciences, Inc. ("Neurocrine") and Aurora Biosciences Corporation ("Aurora") and sublicensing arrangements, through Aurora, with Merck & Company, Inc. ("Merck") and Lilly. SIBIA believes its proprietary drug discovery technology platform and drug candidates will lead to additional corporate collaborations and licensing opportunities with pharmaceutical, biotechnology and drug discovery service companies.

     The first compound to enter clinical trials from the Company's drug discovery program was SIB-1508Y, currently in development for Parkinson's disease. This compound was selected as a potential drug candidate on the basis of its nicotinic acetylcholine receptor ("nAChR") subtype selectivity and behavioral profile. In contrast to current therapies, which treat only motor dysfunction, SIB-1508Y is being developed for the treatment of motor, affective and cognitive dysfunctions of Parkinson's disease. In September 1997, SIBIA completed Phase I clinical trials of SIB-1508Y and commenced Phase II clinical trials in early 1998. The Company has a collaboration with Meiji for the development and commercialization of SIB-1508Y in Japan and certain other Asian countries and plans to establish additional corporate collaborations for advanced clinical trials and commercialization of SIB-1508Y in other areas of the world. In addition, the Company has selected another nAChR subtype-selective compound, SIB-1553A, as a development candidate for the treatment of Alzheimer's disease.

     The Company is applying its drug discovery technologies to discover and develop potential drug candidates independently and in collaboration with established pharmaceutical companies. The Company currently expects that late stage clinical development and commercialization of independently discovered compounds will be accomplished in conjunction with corporate partners. The Company believes, assuming successful pre-clinical studies, that compounds discovered with its technologies by the Company and its corporate partners will enter clinical trials within the next 12 to 18 months. There can be no assurance, however, that pre-clinical studies relating to any of the Company's compounds will be successful. Since 1992, the Company has received over $57 million in equity, license fees, research support and milestone payments from corporate partners.

SIBIA'S DRUG DISCOVERY PLATFORMS

     SIBIA is pursuing a molecular target-based approach to drug discovery. The Company believes that its proprietary drug discovery platform technologies will enable the early identification of compounds that are selective for specific receptor/ion channel subtypes and proteases, facilitating the discovery and development of new classes of drugs that may be more effective and have fewer side effects than existing drugs for the treatment of nervous system disorders. SIBIA's drug discovery platforms are based on two primary technologies that define the molecular targets on which the Company has focused, and in which the Company has established a leading scientific and proprietary position: human receptor/ion channel subtype technology and human protease technology.

  THE ROLE OF CALCIUM IN NERVOUS SYSTEM FUNCTION AND DISEASE

     The human nervous system is a complex network of interconnected neurons that are responsible for coordination of virtually all bodily functions, including movement, sensory perception, learning and memory. Neurons receive, conduct and transmit signals; this communication between neurons and with other cells is essential to the function of the nervous system. Neuronal cell death or dysfunction that impairs the ability of neurons to communicate can result in neurodegenerative disorders (e.g., Alzheimer's and Parkinson's diseases), neurological disorders (e.g., epilepsy and chronic pain), and psychiatric disorders (e.g., schizophrenia and depression).

     Communication between neurons occurs through complex electrical and chemical processes. Neurons communicate with each other and with target cells through the transmission and reception of molecules known as neurotransmitters. Nerve impulses, in the form of voltage changes, cause the release of neurotransmitters, activating specific receptors on the surface of an adjacent neuron or target cell and cause a response in the receiving cell. This interaction takes place at a synapse, which is the point at which a nerve impulse is transmitted from one neuron to another. Each different neurotransmitter interacts with a specific corresponding receptor or family of receptors and transmits primary messages that control important processes within those neurons and target cells. These processes include the regulation of secondary messenger systems that, in turn, modulate a wide array of signal transduction pathways involved in neuronal communication and survival.

     One of the most important messengers in the nervous system is calcium ions, which facilitate the communication between neurons. Calcium ions regulate many essential functions in neurons, such as the release of neurotransmitters, electrical activity, activation of enzymes and transcription of genes. Calcium ions perform this function by entering neurons through ion channels ("receptor/ion channels") which open and close (i.e., are gated) either through neurotransmitter reception (more generally, ligand/receptor interactions) or voltage changes such as nerve impulses.

     Because calcium is central to so many critical neuronal functions, the Company believes that controlling calcium levels within neurons is a key strategy for potential therapeutic intervention in a number of nervous system disorders, including Parkinson's disease, Alzheimer's disease and other dementias, stroke, epilepsy, chronic pain and migraine. Over the past 20 years, drugs blocking calcium influx through certain receptor/ion channels (e.g., voltage-gated calcium channels ("VGCCs")) have been successfully developed and commercialized for the treatment of cardiovascular diseases such as angina and hypertension. However, these existing calcium channel blockers are either generally ineffective or have significant side effects when evaluated for nervous system disorders. The Company believes this is due to their lack of selectivity or activity on specific neuronal VGCC subtypes and that the Company's drug discovery technologies will enable it to identify lead compounds that are highly selective for receptor/ion channel subtypes.

     Calcium ions enter neurons primarily through: (i) two receptor classes that function as ligand-gated ion channels -- nAChRs and excitatory amino acid receptors ("EAARs"); and (ii) VGCCs. These three classes are the major receptor/ion channel classes involved in regulating neuronal calcium. Each class is comprised of numerous structurally and pharmacologically distinct subtypes. In addition, subtypes within these receptor/ion channel classes are anatomically distinct, located not only in different organs of the body (such as the heart and brain), but also localized within specific substructures of organs (such as the hippocampus and cerebellum of the brain). The large number and diversity of nAChR, EAAR and VGCC subtypes have only recently been identified through modern gene cloning techniques.

     SIBIA was a pioneer in the discovery and functional expression of cloned genes encoding important human subtypes in these three receptor/ion channel classes. This has enabled SIBIA to characterize a large number of previously unrecognized receptor/ion channel subtypes and establish them as targets for drug discovery. SIBIA has further incorporated these molecular targets into functional cell-based assays for drug screening.

  SIBIA'S HUMAN RECEPTOR/ION CHANNEL SUBTYPE TECHNOLOGY

     SIBIA's human receptor/ion channel subtype technology is based on (i) the identification and cloning of the genes encoding for nAChRs, EAARs and VGCCs from human brain tissue, (ii) the expression of these genes in mammalian cells to afford fully functional receptor/ion channels of defined subtype and (iii) the use of these cells in in vitro high throughput functional drug screening assays. Each cell line or assay contains only a single human receptor/ion channel subtype representing a pure molecular target for drug screening. In contrast to traditional binding assays, these proprietary assays can quantify the functional effect of test compounds and characterize them as agonists, antagonists or modulators, at any functional site, known or unknown, on a specific receptor/ion channel subtype, all in a primary screen.

     SIBIA has established a leading proprietary position in drug discovery based on human receptor/ion channel subtypes. Each of the following scientific and technological developments by SIBIA was critical in building this position and has represented a significant advance:

     - The Company has discovered, isolated and developed an extensive library of more than 60 complete genes cloned from human brain tissue which code for multiple, distinct subtypes of nAChRs, EAARs and VGCCs.

     - SIBIA has expressed more than 30 functional receptor/ion channel subtypes in the nAChR, EAAR and VGCC classes in stable cell lines. Each subtype potentially represents a novel molecular target for developing therapeutic compounds for nervous system disorders. This was a difficult and significant technical challenge, since most receptor/ion channel subtypes are multimeric (i.e., molecular complexes of two or more proteins) and require the expression of multiple complex genes to form a functional subtype.

     - SIBIA has developed proprietary functional cell-based assays encompassing these molecular targets and uses these assays with its proprietary high throughput screening technology, which includes novel assay methods and instrumentation, to rapidly identify and select compounds for further development.

  HUMAN PROTEASE TECHNOLOGY

     Proteases are a class of enzymes which play an important role in the processing of proteins. The body uses this mechanism to control several critical pathways or biochemical cascades, such as blood clot formation. In neurons, specific proteases control pathways critical to neuronal communication and survival. Abnormal neuronal protease activity can lead to degenerative processes, as occurs during progressive disorders such as Alzheimer's disease and in phases of acute neuronal cell death resulting from head trauma and ischemia due to stroke. For example, these proteases can generate products that are neurotoxic, such as the amyloid beta protein ("A(BETA)") which forms the senile plaques seen in Alzheimer's disease patients, or initiate degradative cascades that are involved in breaking down the neuronal cytoskeleton, leading to nerve cell death. The Company believes that modulating the activity of selected proteases may control these degenerative processes and have therapeutic benefit leading to neuroprotection and reduced neuronal cell loss.

     SIBIA believes there are significant new opportunities for protease-based therapeutics for nervous system disorders, particularly neurodegenerative conditions. To pursue this class of molecular targets the Company has established its human protease technology platform, which includes the identification and characterization of specific proteases and their functional activity, the development of proprietary assays to measure specific protease activity and the use of novel combinatorial chemistry techniques to design proprietary and selective protease inhibitors. The Company has established a panel of more than 15 protease targets to be able to evaluate the selectivity of its compounds. These targets have been incorporated into assays that include isolated enzymes and cell-based approaches. This has facilitated the discovery of specific small molecule inhibitors that have demonstrated effectiveness in animal models of human neurodegenerative diseases.

DRUG DISCOVERY TECHNOLOGIES

     SIBIA is a leader in the development of proprietary drug discovery platforms which combine key tools necessary for modern drug discovery, including genomics, high throughput screening, advanced combinatorial chemistry techniques and pharmacology.

     The Company's proprietary molecular targets and drug candidates, together with its drug discovery technologies and research expertise, have enabled the Company to establish several corporate collaborations and resulted in a number of compounds being evaluated for, or developed in, clinical trials. The Company believes its technology platform, including its human receptor/ion channel subtype and human protease technologies, and product candidates will lead to additional corporate collaborations and licensing opportunities with pharmaceutical, biotechnology and drug discovery service companies.

  MOLECULAR TARGETS

     Genomics. For nearly ten years, SIBIA has been involved in the cloning of complete genes encoding selected receptor/ion channel subtypes from human brain tissue. This has been critical for the Company's target based approach to drug discovery. Receptor/ion channel subunit genes have been cloned through molecular biological, biochemical, immunological and functional approaches and using molecular hybridization techniques and homology screening, related subunits and splice variants of those genes have been identified. SIBIA is now incorporating more sophisticated bioinformatics-based approaches to its target identification efforts and has developed a collection of more than 60 complete receptor/ion channel genes encompassing all known subtypes of the targeted nAChR, EAAR and VGCC classes. This has provided SIBIA with a strong proprietary position with respect to those particular drug targets. These techniques are now being applied in the protease area.

     Functional Genomics. In an effort to establish functions for specific isolated receptor/ion channel subtypes and proteases, SIBIA has pursued various functional genomic approaches either internally or in conjunction with leading academic collaborators. These include anatomical (mapping studies in normal and diseased tissue using clones and antibodies to expressed proteins), pharmacological (utilizing molecular target-specific compounds in cell, tissue or animal models) and genetic (chromosomal mapping, linkage studies, knockouts and transgenic animals) approaches.

  FUNCTIONAL ASSAY TECHNOLOGY AND HIGH THROUGHPUT SCREENING

     High throughput screening utilizing functional assays is a key component of SIBIA's target-based approach to drug discovery. SIBIA utilizes its human receptor/ion channel subtype technology and human protease technology with high throughput screening in two modes: first, for the testing of large random compound libraries to discover novel structures that are selective and potent substrates for more in-depth research and evaluation; and second, for the rapid identification, characterization, profiling and optimization of selected compounds through an interactive process with chemistry and pharmacology for further in vitro and in vivo study of lead candidates.

     SIBIA's proprietary high throughput functional cell-based assays are applicable to all of SIBIA's drug discovery programs -- nAChRs, EAARs, VGCCs and proteases. SIBIA's proprietary assays are based on the receptor/ion channel-induced changes in cellular calcium levels, or protease-mediated changes in fluorescent substrates. In contrast to traditional binding assays, these assays also allow for simultaneous analysis of the selectivity, potency, efficacy and pharmacological nature (e.g., agonist, antagonist or modulator) of test compounds with respect to specific molecular targets.

     Fluorescence-Based Ion Assay. SIBIA's proprietary fluorescence-based ion assay technology measures changes in intracellular events (e.g., calcium concentrations) through the use of ion-sensitive fluorescent dyes. SIBIA, in collaboration with a third party, has developed a microtiter plate-imaging fluorimeter to perform functional high throughput screening. The equipment is fully automated with robotics and analyzes the fluorescent signals of all 96 wells in a standard microtiter plate simultaneously, rather than sequentially in a time-delayed manner. This system is being adapted to a 384 well plate format. This equipment incorporates a sophisticated computer control and data capture system which allows SIBIA to perform more than 12,000 functional receptor/ion channel assays per day. SIBIA is in the process of expanding its capacity in this area and expects to significantly increase high throughput screening.

     Transcription-Based Assay. SIBIA's proprietary transcription-based assay technology measures the functional activity of test compounds on cell-surface proteins using a wide array of specifically responsive promoter-reporter gene constructs and products. SIBIA believes its proprietary transcription-based assay technology is broadly applicable to virtually any cell-surface protein, such as receptors and ion channels, that control signal transduction processes affecting gene transcription. In addition, the Company believes that transcription-based assays have applications beyond SIBIA's current receptor/ion channel subtype targets and could support the expansion of SIBIA's drug discovery efforts to other human molecular targets involved in nervous system disorders or to other therapeutic categories.

  CHEMISTRY

     Medicinal Chemistry. SIBIA has established in-house a state-of-the-art medicinal chemistry capability which incorporates structure-based drug design, computer assisted molecular modeling, pharmacophore development based on structure-activity relationships and organic synthesis. These activities are closely integrated with combinatorial chemistry.

     Combinatorial Chemistry. SIBIA has developed a combinatorial chemistry capability referred to as high throughput organic synthesis ("HTOS"). HTOS is currently focused on the rapid generation of analogues of "hits" from high throughput screening. The Company's HTOS laboratory is automated and is able to produce up to 1,000 individual compounds per week at several milligram yields with identity confirmed and at purity levels greater than 90%. Novel synthetic approaches and strategies have also been developed and are being utilized in SIBIA's drug discovery programs. SIBIA has integrated its high throughput screening capabilities with its proprietary HTOS technologies to rapidly convert hits identified through screening to potential lead compounds.

  PHARMACOLOGY

     Neuropharmacology. SIBIA has established in-house a number of in vitro and in vivo assays for evaluating properties of specific test compounds such as second messenger modulation, neurotransmitter release from tissue slices, by in vivo microdialysis, as well as systems to measure, neuroprotective and neurodegenerative potential.

     Behavioral Pharmacology. SIBIA has developed in-house a panel of more than 20 different animal models that permit the evaluation and optimization in vivo of compound activity in a range of potential therapeutic indications.

     Developmental Pharmacology. SIBIA has established an in-house group capable of performing safety and ADME (absorption, distribution, metabolism and excretion) studies in rodents, which are a precursor to the development of drug candidate compounds.

DISCOVERY AND DEVELOPMENT PROGRAMS

                                                 DEVELOPMENT       COMMERCIAL
       PROGRAM            THERAPEUTIC TARGET      STATUS(1)        RIGHTS(2)
       -------            ------------------     -----------       ----------
HUMAN RECEPTOR/ION CHANNEL SUBTYPE TECHNOLOGY
naChR Agonists
  SIB-1508Y               Parkinson's Disease  Phase II          Meiji/SIBIA
                                               clinical trials
                                               commenced
  SIB-1553A               Alzheimer's          Pre-clinical      SIBIA
                          Disease, Attention
                          Deficit and
                          Hyperactivity
  Other Series            Pain,                Discovery         SIBIA
                          Schizophrenia,
                          Depression, Eating
                          Disorders
EAAR Antagonists
  Lead Compound           Epilepsy             Lead identified   Novartis/SIBIA
  Compound Series         Epilepsy             Pre-clinical      Novartis/SIBIA
  Other Compounds         Pain, Traumatic      Leads identified  Novartis/SIBIA
                          Brain Injury,
                          Stroke, Epilepsy
VGCC Antagonists
  Compound Series         Stroke               Leads identified  Lilly/SIBIA
  Several Series          Pain                 Leads identified  SIBIA
  Other Series            Migraine, Stroke,    Discovery         SIBIA
                          Epilepsy
HUMAN PROTEASE TECHNOLOGY
A(BETA) Inhibitors        Alzheimer's Disease  Pre-clinical/     Bristol-Myers
                                               Discovery         Squibb/SIBIA
Caspase-3 Inhibitors      Apoptosis            Discovery         SIBIA

DRUG DISCOVERY TECHNOLOGY                   LICENSEES(2)
-------------------------                   ------------
Transcription-Based Assay         Novartis; Aurora; Neurocrine; Lilly(3)
Fluorescence-Based Ion Assay      Novartis; Aurora; Lilly; Merck(3)
Phage Display Technology          Affymax/Glaxo Wellcome

---------------
(1) "Discovery" activities include initial research related to specific molecular targets and assay development for the identification of new lead compounds.

    "Leads identified" indicates that lead compounds have been discovered that meet certain criteria of the Company. Lead compounds may undergo structural modification and more extensive evaluation prior to selection of candidates for preclinical development.

    "Pre-clinical" indicates that SIBIA is conducting pharmacology testing, toxicology testing, formulation, process development and/or manufacturing scale-up prior to possible submission of an IND.

    "Phase II clinical trials" are those in which the drug is administered to patients to evaluate safety, tolerability and efficacy. This indicates that SIBIA has completed the initial introduction of the drug into healthy human subjects (Phase I), where it has successfully been tested for safety, dosage tolerance, metabolism, distribution, excretion and pharmacodynamics.

(2) See " -- Strategic Alliances" and " -- Drug Discovery Technology Licenses."

(3) Sublicensed through Aurora.

HUMAN RECEPTOR/ION CHANNEL SUBTYPE TECHNOLOGY

  nAChR Program

     In the late 1980s, SIBIA began exploring nAChR subtypes as targets for drug discovery because of the growing awareness of the diversity and importance of the nAChR system and its endogenous neurotransmitter, acetylcholine, in excitatory processes, particularly cognition; the discovery of a number of distinct nAChR subtypes located in the brain; and the complex pharmacology of the exogenous ligand nicotine. The complexity of nicotine's activity was believed to be due to its non-selective nature (acting at all nAChRs), and SIBIA sought to separate the potential therapeutic benefits of nicotinic compounds from less desirable effects with receptor subtype-selective compounds. Until recently, the pharmaceutical industry has not focused on nAChRs as important drug targets. Mapping and pharmacological studies have revealed that nAChR subtypes are widely but discretely distributed in the brain and appear to be associated with specific neuronal structures and functions. The Company's nAChR drug discovery program is focused on the identification, optimization and early-stage development of nAChR subtype-selective compounds as novel drug candidates.

     There is strong evidence that nAChRs are important in a number of nervous system disorders. In particular, deficits of nAChRs have been demonstrated in Parkinson's and Alzheimer's patients. Studies by the Company indicate that nAChRs are involved in modulating the release of dopamine, acetylcholine and other important neurotransmitters in different brain regions. The Company believes that it may be able to develop subtype-selective nAChR drugs, such as SIB-1508Y and SIB-1553A, to ameliorate the disease symptoms that result from reduced concentrations of dopamine and acetylcholine in Parkinson's and Alzheimer's patients, respectively. In addition, SIBIA believes that nAChR compounds with different subtype selectivities may be useful for the treatment of other nervous system disorders such as schizophrenia, ADHD, depression and chronic pain as well as nervous system-related addictive behaviors, such as eating disorders and smoking addiction.

     SIB-1508Y. The first compound discovered by SIBIA to enter clinical trials was SIB-1508Y, currently in development for Parkinson's disease. In contrast to current Parkinson's disease therapies which treat only motor dysfunction, SIB-1508Y is being developed for the treatment of motor, affective and cognitive dysfunctions of this disease. SIB-1508Y exhibits subtype-selective nAChR agonist activity and releases dopamine, acetylcholine and norepinephrine from selected brain regions. SIB-1508Y has been tested in a number of animal models, and demonstrated activity in rodent and primate models of Parkinson's disease, in rodent models of depression and in primate models of cognitive function. Pre-clinical data suggests that SIB-1508Y may be useful both as a stand-alone therapeutic agent and as an adjunctive therapy with L-dopa. In September 1997, the Company completed Phase I clinical trials of SIB-1508Y and commenced Phase II clinical trials of SIB-1508Y in Parkinson's disease patients in early 1998. The first Phase II trial is a multi-site, placebo-controlled study with motor and cognitive endpoints, and should be completed in the second half of 1998, assuming satisfactory patient recruitment rates. There can be no assurance that these Phase II clinical trials will be successful.

     In March 1997, the Company announced a collaboration with Meiji Seika Kaisha, Ltd. for the development and commercialization of SIB-1508Y in Japan and certain other Asian countries. SIBIA has retained worldwide rights to manufacture the clinical supplies and bulk drug material required for the commercial production of SIB-1508Y. The Company plans to establish additional corporate collaborations for advanced clinical trials and commercialization of SIB-1508Y in other areas of the world.

     SIB-1553A. Another compound discovered by SIBIA's proprietary drug discovery platforms is SIB-1553A, currently in development for Alzheimer's disease. The Company's studies indicate that this compound strongly stimulates acetylcholine release in specific brain regions associated with memory and learning, the same regions which exhibit deficits of this neurotransmitter in Alzheimer's disease. In the first half of 1997, the Company reported pre-clinical data demonstrating that in animals, SIB-1553A significantly stimulates the release of acetylcholine. In addition, SIB-1553A was demonstrated to improve working (short-term) and reference (long-term) memory deficits due to injury, drugs or aging in studies in rodents and monkeys. See "-- Strategic Alliances."

  EAAR Program

     The excitatory amino acid system is a major excitatory system in the brain. EAARs are divided into three categories: NMDA-type receptor/ion channels, non-NMDA-type receptor/ion channels and metabotropic receptors, a category of G protein-coupled receptors which do not directly flux calcium but rather function via other cellular second messenger molecules. Each category is comprised of multiple subtypes that are activated by excitatory amino acid neurotransmitters such as glutamate and each subtype has unique anatomical distributions.

     The NMDA- and non-NMDA-type receptor/ion channel categories are ligand-gated ion channels, and a significant number of these subtypes directly flux calcium into neurons. These receptor/ion channel subtypes are important for diverse brain functions, including memory and learning, and are also implicated in neurodegenerative processes. For example, when nerve cells are subjected to ischemic conditions, as occurs during and after a stroke, large amounts of glutamate are released. Normally, excess glutamate is removed by nearby cells, but in ischemic conditions these cells do not function properly and are unable to dispose of this excess glutamate. The glutamate then binds to EAARs on nerve cells and activates them, leading to a large influx of calcium which triggers a biochemical cascade that damages cells and can ultimately lead to cell death. The newly injured nerve cells release more glutamate, and the process repeats itself, spreading neuronal damage from cell to cell. For this reason, there is significant interest in developing subtype-selective EAAR antagonists as a potential treatment for stroke. The Company believes compounds that modulate NMDA- and non-NMDA-type EAARs may be able to selectively control calcium entry into nerve cells, under ischemic conditions.

     Metabotropic receptors also appear to be involved in certain nervous system disorders. Clones for genes encoding a number of different and novel metabotropic EAARs have been isolated by SIBIA from human brain tissue and have been demonstrated to be functional in several types of assays. Stable cell lines expressing metabotropic EAARs have been established and are being used in SIBIA's functional high throughput screening assays. Potent and selective compounds have been identified and are being evaluated in various animal models.

     The Company believes drugs acting at different and specific EAAR subtypes may have application to certain neurodegenerative diseases such as Alzheimer's, Parkinson's and Huntington's diseases and various nervous system disorders, including stroke, epilepsy, chronic pain and head trauma. To date, developing therapeutically useful EAAR drugs has been difficult. Traditional drug discovery approaches have produced non-specific EAAR antagonists which generally have intolerable side effects. SIBIA has discovered a number of novel and distinct human EAAR subtypes, each with different pharmacological properties. By identifying receptor subtype-specific EAAR antagonists, the Company believes it may be possible to effectively treat certain nervous system disorders without the side effects caused by non-selectively blocking multiple EAAR subtypes.

     The first EAAR gene was cloned at The Salk Institute, and SIBIA has an exclusive license to broad patents relating to this research. The Company has subsequently filed its own patents on additional EAAR subtypes. SIBIA is engaged in a corporate collaboration with Novartis in the area of drug discovery for EAAR subtypes. SIBIA and Novartis are screening compounds from a Novartis library in functional EAAR subtype assays. In addition, SIBIA has identified a series of subtype-specific human metabotropic receptor antagonists. Under the terms of their collaborative agreement, SIBIA and Novartis are working together to design and optimize potential lead compounds which are selective for EAARs. Such compounds will be further developed by Novartis. Based on preliminary studies, SIBIA believes that subtype-specific metabotropic receptor antagonists may provide a novel approach to the treatment of epilepsy. See "-- Strategic Alliances" and "-- Patents and Proprietary Rights."

  VGCC Program

     VGCCs are a major receptor/ion channel family involved in regulating neuronal calcium flux and cell excitability. VGCCs have traditionally been classified as L-, T-, N- and P-type calcium channels based on their biophysical and pharmacological properties. SIBIA's pioneering research in the characterization of

VGCCs by molecular structure has led to the identification of other classes of calcium channels as well as channel subtypes within these classes, resulting in a new structure-based understanding of VGCCs. The critical role of VGCC subtypes in the function and potential dysfunction of nerve cells indicates that they may be important targets for therapeutic intervention in a number of nervous system disorders.

     Calcium flux through distinct VGCC subtypes at presynaptic nerve terminals controls the release of different neurotransmitters, including glutamate, serotonin, dopamine and acetylcholine. The Company believes that the ability to selectively control neurotransmitter release with subtype-selective VGCC drugs could impact many nervous system disorders. For example, control of glutamate release may have application in the treatment of stroke, epilepsy and pain, and control of serotonin release may have application in the treatment of depression and migraine. Further, a synthetic version of the VGCC subtype-selective peptide (OMEGA)-conotoxin MVIIA is currently in late stage clinical development by a third party for chronic pain. This molecule has demonstrated efficacy in early trials, but its widespread use may be limited by its peptidic nature. Nonetheless, it validates particular VGCC subtypes as molecular targets for pain. SIBIA believes that small molecule drugs of the type SIBIA is identifying will offer significant advantages over peptides or their derivatives. In addition, recent studies have identified specific mutations in one of the Company's proprietary human VGCC genes associated with an inherited form of migraine. The Company believes this provides insight as to a novel therapeutic approach for the treatment of migraine. The Company further believes modulation of synaptic activity by controlling neurotransmitter release, neuronal calcium levels and neuronal excitability with VGCC subtype-selective drugs may prove to be a more effective approach with broader applicability than current drug therapy for many nervous system disorders.

     The Company believes it was the first to clone and functionally express a human neuronal N-type VGCC, has generated a number of stable mammalian cell lines which functionally express additional distinct VGCC subtypes and has developed these cell lines into assays that currently are being employed by SIBIA in efforts to discover selective drugs using high throughput screening technology. SIBIA has an extensive patent portfolio in this area. Potent and selective compounds have been identified by the Company and are being evaluated in various animal models. Under the terms of the agreement between SIBIA and Lilly, which was completed in October of 1997, the parties will independently pursue discovery and development of drug leads that act on VGCC drug targets identified under the collaboration with SIBIA. Lilly is obligated to make milestone and royalty payments to SIBIA on compounds it identifies within a certain period of time and commercializes. See "-- Strategic Alliances" and "-- Patents and Proprietary Rights."

HUMAN PROTEASE TECHNOLOGY

  APP Modulators

     SIBIA's Amyloid Precursor Protein (APP) Modulator program is currently focused on controlling degradative proteases that generate A(BETA), the neurotoxic fragment of APP. A(BETA), which is derived from APP, is generally understood to be a key molecule in the development of Alzheimer's disease. A(BETA) is found at autopsy in senile plaques and in deposits surrounding the small blood vessels in brain tissue, both of which are diagnostic for Alzheimer's disease. A number of studies indicate that mutations in the APP gene are associated with early-onset familial Alzheimer's disease. The clinical presentation and histopathology of early-onset Alzheimer's disease are indistinguishable from that seen in the more prevalent late-onset Alzheimer's disease. The Company therefore believes the inhibition of A(BETA) formation may be broadly applicable to early-and late-onset Alzheimer's disease.

     SIBIA has conducted extensive research concerning the role of APP in Alzheimer's disease. It has developed technology related to the metabolism of APP in Alzheimer's disease and methods for controlling the formation of A(BETA). The other important APP metabolic product, secreted APP(s(ALPHA)), has been shown in in vitro and in vivo studies to have neuroprotective properties and has been shown by SIBIA to be significantly decreased in the cerebrospinal fluid of Alzheimer's disease patients. SIBIA is seeking to develop compounds which selectively modulate the enzymatic processing of APP, such that the formation of A(BETA) is inhibited and that of APP(s(ALPHA)) is maintained or enhanced. SIBIA believes such compounds could slow disease progression or possibly modify the underlying disease process. In the A(BETA) inhibitor program, SIBIA has developed neuronal-type cell lines able to process human APP and produce APP(s(ALPHA)), A(BETA) and other processing fragments which can be detected with the use of various antibodies, and which have been established as functional assays for compound screening and drug development. SIBIA's biochemical assays allow quantification of A(BETA) and APP(s(ALPHA)) in cultured cells, tissues and biological fluids (for example, cerebrospinal fluid) from animals (normal and transgenic mice) and sporadic and familial Alzheimer's patients. The Company believes its assays, and the ability to biochemically evaluate the effect of test compounds on APP processing in biological systems, and potentially in patients in clinical trials, provide it a significant competitive advantage.

     SIBIA, in collaboration with its partner in the A(BETA) inhibitor program, Bristol-Myers Squibb, has identified several series of small molecules which inhibit A(BETA) production in vitro and in vivo. The most advanced compounds from this collaboration are in pre-clinical development. See "-- Strategic Alliances" and "-- Patents and Proprietary Rights."

  Other Protease Targets

     SIBIA has built an integrated drug discovery platform able to address a broad range of human proteases as molecular targets. The Company is developing a novel neuronal protease cell-based assay format for high throughput screening utilizing proprietary technology licensed from Aurora for monitoring the inhibitory effects of test compounds. SIBIA is currently pursuing the enzyme caspase-3, a protease involved in apoptosis. See "-- Research Collaborations."

STRATEGIC ALLIANCES

     Strategic alliances with major pharmaceutical and biotechnology companies are an integral part of SIBIA's business strategy. Currently, SIBIA has collaborative agreements with Novartis, Bristol-Myers Squibb and Meiji.

  Novartis AG

     In October 1992, SIBIA entered into a three-year collaborative agreement (which included research funding and a $5,000,000 equity investment) with Novartis to develop and utilize SIBIA's receptor/ion channel technology in the area of EAARs for the discovery of drugs that interact with these molecular targets. In March 1996, the initial term of the Novartis agreement was extended through September 1998, unless extended by mutual consent or terminated by either party upon six months' notice. Under the agreement, Novartis has been granted exclusive worldwide rights to manufacture and market products it or SIBIA discovers using the EAAR technology during the collaboration, and SIBIA is entitled to receive milestone payments at certain stages of the development of product candidates, if any are identified, and royalties on sales of products that are developed, if any are developed. During the term of the collaboration agreement, SIBIA will work exclusively with Novartis in the area of EAARs, and Novartis has an exclusive license during the term of the collaboration agreement to use the Company's EAAR technology. Upon expiration of the collaboration agreement, SIBIA retains the rights to use the program technology for its own drug discovery efforts and may screen molecules from other sources against EAARs and pursue development of these molecules, subject to Novartis' right of first negotiation with respect to such molecules discovered during the three years following expiration of the collaboration agreement. Novartis also received a non-exclusive license to the Company's transcription-based assay technology and fluorescence-based ion assay technology.

     Pursuant to the extended agreement, Novartis paid SIBIA $500,000 to fund certain capital expenditures and agreed to purchase $7,500,000 of the Company's Common Stock, $5,000,000 of which was purchased in conjunction with the initial public offering of the Company's Common Stock and the remaining $2,500,000 of which will be purchased upon the achievement of certain research milestones.

  Bristol-Myers Squibb Company

     In August 1995, SIBIA entered into a collaborative agreement with Bristol-Myers Squibb under which Bristol-Myers Squibb agreed to fund research for a minimum of four years to discover and develop compounds able to selectively modulate the processing of APP for the treatment of Alzheimer's disease and related neurodegenerative disorders. During the joint research effort, neither SIBIA nor Bristol-Myers Squibb may enter into any other third-party agreements directed toward the discovery and development of products for use in the area of APP metabolism. In addition, Bristol-Myers Squibb has the sole discretion to determine which compounds, if any, it will pursue to develop. Under the terms of the agreement, all pre-clinical and clinical development of lead compounds will be undertaken by Bristol-Myers Squibb. SIBIA has a right of first negotiation to obtain a license to certain compounds discovered during the collaboration in the event Bristol-Myers Squibb elects not to pursue the development of such compounds. Pursuant to the collaborative agreement, except with regard to SIBIA's assay technology, SIBIA has granted to Bristol-Myers Squibb an exclusive, worldwide, royalty-bearing license to commercialize products arising out of the collaboration. Furthermore, upon the termination of the collaboration, SIBIA and Bristol-Myers Squibb have granted to one another non-exclusive licenses to the other's assay technology for the discovery and development of new compounds. The agreement may not be terminated prior to August 1999 without the parties' mutual consent.

     Coincident with the collaborative agreement, Bristol-Myers Squibb made an equity investment in the amount of $7,000,000 and paid a non-refundable license fee of $3,000,000. Bristol-Myers Squibb is also obligated to make a further equity investment of $6,000,000 upon the initiation of clinical trials relating to any product developed from the collaboration. In addition to research funding, SIBIA is entitled to receive certain milestone payments at certain stages during the development of product candidates, if any are identified. The agreement also provides that Bristol-Myers Squibb will pay SIBIA royalties on net sales of products resulting from the joint research, if any are developed.

  Meiji Seika Kaisha, Ltd.

     In February 1997, the Company entered into a development and license agreement with Meiji for the development and commercialization of the Company's proprietary nAChR agonist, SIB-1508Y, as a treatment for Parkinson's disease and other nervous system disorders in Japan and other Asian countries. Under the agreement, the Company received a one-time license fee of $3,000,000 for the license of certain technology to Meiji. In addition, the Company may receive development milestone payments and royalties on future product sales, if the product is successfully commercialized in such countries. SIBIA has retained rights to develop and commercialize SIB-1508Y outside of Japan and certain other Asian countries, and has retained rights to manufacture clinical supplies and commercial material worldwide.

  Other Collaborations

     In October 1997, the Company and Lilly completed their collaborative research in the area of VGCCs. The Company and Lilly will independently pursue discovery and development of drug leads that act on VGCC drug targets identified under this collaboration. The Company is entitled to receive milestone payments and royalties on sales of products identified by Lilly within a certain period of time and commercialized, and is free to develop compounds it discovers in this area on its own or with other partners. Lilly has exercised its option to license the Company's fluorescence-based ion assay technology.

DRUG DISCOVERY TECHNOLOGY LICENSES

     Consistent with the Company's strategy of enhancing and leveraging its proprietary drug discovery platform technologies, from time to time the Company enters into technology licensing arrangements with third parties.

  The Salk Institute for Biological Studies

     In 1988, SIBIA entered into a license agreement with The Salk Institute on a number of nAChR subunit clones on which five U.S. patents have issued. This agreement was amended in March 1996 such that the license to the issued U.S. patents and related patent applications became an exclusive worldwide license. Pursuant to the agreement, as amended, SIBIA is obligated to pay royalties to The Salk Institute on sales of products resulting from The Salk Institute's nAChR technology. In addition, the Company is required to make minimum annual royalty payments to The Salk Institute beginning in 2002. Failure to pay such royalties will result in the related license becoming non-exclusive.

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

  Aurora Biosciences Corporation

     In January 1997, the Company entered into an agreement with Aurora. Under the agreement, the Company licensed to Aurora non-exclusive rights to practice its patented transcription-based assay technology, and certain aspects of its fluorescence-based ion assay technology related to automated drug screening. In return, in addition to other consideration, the Company received from Aurora non-exclusive rights to several assay technologies, including novel reporter molecules, that will facilitate the Company's high throughput screening and drug discovery efforts directed to certain receptor, ion channel and enzyme targets associated with nervous system disorders. Both parties have limited sublicensing rights to each other's patents. In December 1997, Aurora entered into agreements with Lilly and Merck to sublicense certain of SIBIA's patents when used in conjunction with Aurora technologies.

  Cognetix, Inc.

     In July 1996, SIBIA entered into an agreement with Cognetix, Inc. ("Cognetix") to conduct research on conopeptides (peptides derived from different Conus species of marine snails) with the objective of identifying and characterizing highly selective compounds for different receptors and ion channels found on nerve cells. Such compounds could have potential as therapeutics for nervous system disorders. In addition, the agreement provides SIBIA with a nonexclusive license to use certain materials for research purposes and with an option for an exclusive, worldwide license to intellectual property and specific molecules resulting from the collaborative work. Under the collaborative agreement, SIBIA will apply its proprietary functional drug screening assays to specific conopeptides and Conus venoms supplied by Cognetix.

  Neurocrine Biosciences, Inc.

     In October 1997, SIBIA entered into an agreement with Neurocrine. Under the agreement, the Company licensed to Neurocrine non-exclusive rights to practice its patented transcription-based assay technology for use with a specified molecular target. In exchange, SIBIA has been granted access to a compound library developed by Neurocrine's combinatorial chemistry group. SIBIA intends to use the Neurocrine compound library in its drug discovery and high throughput screening programs directed to certain receptor/ion channel and enzyme targets associated with nervous system disorders.

  Affymax/Glaxo Wellcome

     In 1993, SIBIA entered into a semi-exclusive license with Affymax, which was subsequently acquired by Glaxo Wellcome, regarding SIBIA patents covering phage display technology for drug discovery. This technology covers the display of random peptide epitopes on the surface of viral coat proteins, which can then be screened for activity in various types of assays. SIBIA retains exclusive rights to this technology for vaccine and other applications.

SELECTED ACADEMIC RESEARCH COLLABORATIONS

  The Parkinson's Institute

     SIBIA is collaborating with Dr. Maryka Quik of the Parkinson's Institute for the distribution and function of nAChR subtypes in non-human primates.

  The Mayo Clinic, Jacksonville

     SIBIA is collaborating with and providing research support to Dr. Steven G. Younkin, Director of Research at the Mayo Clinic, Jacksonville. Research is focused on measuring the effects of lead compounds on A(BETA) levels in biological samples from in vitro and in vivo models of APP processing and Alzheimer's disease.

  The Rockefeller University

     SIBIA is collaborating with Dr. Rong Wang, a researcher in the Mass Spectrometry Laboratory at Rockefeller, on the detection and quantitation of A(BETA) and related APP fragments in tissue culture, cerebrospinal fluid and plasma samples.

  University of California, Los Angeles, School of Medicine

     SIBIA is collaborating with Robert Baloh, M.D., Professor, Department of Neurology and Joanna Jen, M.D., Ph.D., Clinical Instructor, Department of Neurology, in the area of genetic disorders involved with calcium channels.

  Thomas Jefferson University

     SIBIA is collaborating with Jay S. Schneider, Ph.D. in the evaluation of various compounds on cognitive deficits in motor asymptomatic macaques treated with MPTP.

  Medical College of Georgia

     SIBIA is collaborating with Jerry J. Buccafusco, Ph.D., Professor, Director, ARC Animal Behavior Center, in the evaluation of various compounds in aged rhesus monkeys.

  University of Chicago

     SIBIA is collaborating with Dr. Richard J. Miller, Professor, Department of Pharmacology and Physiological Sciences, University of Chicago, on the biophysical and pharmacological characterization of certain VGCC subtypes.

PATENTS AND PROPRIETARY RIGHTS

     SIBIA files patent applications to protect molecular targets, technologies, compounds, processes and assay methods that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     SIBIA has established an extensive patent portfolio which it intends to protect on behalf of its shareholders. On July 9, 1996, the Company filed an action for patent infringement against Cadus Pharmaceutical Corporation ("Cadus") in the United States District Court for the Southern District of California. The complaint asserts that Cadus infringes the Company's U.S. Patent No. 5,401,629 (the " '629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Intracellular Transduction of an Intracellular Signal." Through the complaint, the Company seeks damages in an unspecified amount and injunctive relief. On August 1, 1996, Cadus filed its answer and a counterclaim to the Company's complaint. The counterclaim asserts claims that the '629 patent and the Company's U.S. Patent No. 5,436,128, entitled "Assay Methods and Composition for Detecting and Evaluating the Intracellular Transduction of an

Extracellular Signal," are invalid, unenforceable and not infringed, and further asserts claims for intentional interference with prospective economic advantage and unfair competition. The counterclaim seeks declaratory relief and compensatory and punitive damages in an unspecified amount. See "Item 3. Legal Proceedings."

     SIBIA directly holds, or has exclusive licenses to, 27 issued U.S. and ten foreign patents relating to molecular targets, technologies, compounds and assay methods integral to its drug discovery effort for various nervous system diseases and disorders. In addition, SIBIA has 50 pending U.S. applications relating to these enabling technologies, eleven of which have been allowed.

     SIBIA has five issued patents which include claims to DNAs encoding key structural components of VGCCs, one of which, the (ALPHA)(2)(DELTA) component, is thought to be essential for all VGCC subtypes. Two additional patents cover VGCCs which can be utilized in assays to identify compounds that modulate VGCC function. SIBIA has been granted a European patent covering DNA encoding VGCC (ALPHA)(2)(DELTA) subunits, cells expressing the same and a method to identify compounds that modulate VGCC function and patents in Australian and Great Britain covering a number of subtypes and assay methods. Twelve of the pending U.S. patent applications cover the composition or use of VGCC genes and the encoded subtypes and assay methods; five of these have been allowed.

     SIBIA has been issued one U.S. patent which claims DNAs encoding key structural components of nAChRs and has an exclusive license from the Salk Institute to five issued U.S. patents which claim DNAs encoding various nAChR subunits and assay methods. SIBIA also has been granted three patents in Great Britain covering nAChR subtypes and assay methods. Eight of SIBIA's pending U.S. applications cover the composition or use of human nAChR genes and encoded subtypes and assay methods; one of these has been allowed.

     SIBIA has one issued U.S. patent with claims to DNAs encoding human metabotropic receptors and cells containing the same and a corresponding patent has been granted in Great Britain. SIBIA also has an exclusive license from the Salk Institute to an issued U.S. patent with broad claims to DNAs encoding various NMDA- and non-NMDA-type ligand gated EAA receptor/ion channel subtypes and a corresponding Australian patent. SIBIA has six pending U.S. applications covering human NMDA receptor genes and encoded subtypes, one of which has been allowed, and a granted patent in Great Britain. Furthermore, SIBIA has three pending U.S. applications covering human metabotropic glutamate receptor ("mGluR") genes and assay methods, one of which has been allowed. In addition, SIBIA has received notification that another application exclusively licensed from The Salk Institute has been allowed.

     Several of SIBIA's pending U.S. patent applications relate to functional screening techniques that can be utilized in conjunction with receptor/ion channel compositions for identifying drugs which have the potential for treatment of disorders associated with the particular receptor or ion channel. Two issued U.S. patents cover methods and compositions for identifying receptor-modulating compounds based on detection of reporter gene transcription. In addition, one issued U.S. patent, one granted foreign patent and five pending U.S. patent applications cover fluorescence-based automated systems and methods for high throughput functional screening of receptor-modulating compounds.

     SIBIA has also filed a patent application disclosing proprietary methods for solid phase synthesis of chemical series, termed resin activation/capture or REACAP, to produce libraries of compounds that would be difficult, or impossible, to obtain using solution phase syntheses. An additional advantage of the methods is the production of compounds of increased purity. The libraries produced by the methods will be useful for screening against SIBIA's molecular targets.

     SIBIA has eight issued U.S. patents covering the composition, use, or methods or preparation of compounds which modulate the activity of nAChRs for the treatment of diseases and disorders involving these receptors, including an issued U.S. patent covering, inter alia, SIB-1508Y. Additionally, SIBIA has six pending U.S. applications, two of which have been allowed, covering new series of nAChR (including, inter alia, SIB-1553) and EAA compounds. Two of the applications covering EAA compounds are jointly assigned to SIBIA and Novartis.

     SIBIA has nine U.S. patent applications pending covering the composition or use of compounds that modulate the processing of proteins implicated in Alzheimer's disease and an issued U.S. patent covering assay methods for the detection of Alzheimer's disease. One of these applications has been allowed.

     Applications for foreign patents corresponding to the majority of the above described U.S. patents and applications have also been filed.

     SIBIA has a non-exclusive worldwide license to various patents and patent applications held by Aurora. The technology covered by these patents and patent applications include several assay technologies. See "-- Research Collaborations and Licenses."

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

     Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. See "Item 3. Legal Proceedings." Moreover, if competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Similarly, the Company may have to participate in opposition proceedings with respect to granted foreign patents. The Company is aware of third-party patent applications that may elicit an interference proceeding with two of the Company's patent applications in the PTO. There can be no assurance that the Company will prevail in these proceedings. Also, there can be no assurance that the validity of the Company's patents, if issued, would be upheld by a court of competent jurisdiction. An adverse outcome in patent prosecution or in litigation with respect to the validity of any of the Company's patents could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company's business.

     In addition, the recombinant Pichia pastoris yeast expression system developed at SIBIA is protected by several patents that have issued to Phillips Petroleum. These patents include claims to key Pichia gene regulatory elements, marker genes and transformation methods that form the basis of the recombinant expression system. SIBIA retains full rights to the general expression system protected by these patents but does not have the right to sublicense this technology. SIBIA has filed numerous applications and has been granted eight U.S. patents and two foreign patents pertaining to Pichia-based recombinant systems for the production of certain proteins including human epidermal growth factor, human IGF-1 and aprotinin. SIBIA also has patents in vaccine-related technology. See "Risk Factors -- Uncertainty Regarding Patents and Proprietary Rights."

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

COMPETITION

     Competition to develop drugs to treat nervous system disorders is intense and expected to increase as knowledge and interest in the disorders addressed by the products the Company is seeking to develop increases. The Company's most significant competitors are pharmaceutical companies and established biotechnology and drug discovery service companies. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, the Company faces competition from academic institutions, governmental agencies and other public and private research organizations which conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing. Furthermore, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

     Many of the Company's competitors have substantially greater financial, technical and human resources than the Company and have significant products approved or in development. In addition, many of these competitors have significantly greater experience than the Company in undertaking preclinical testing and clinical trials of new pharmaceutical products and in obtaining FDA approval for products more rapidly than the Company. The Company has not sought the approval of the FDA for any product based on any of its compounds under development. Furthermore, if the Company is permitted to commence commercial sales of products that it may develop, it will also be competing with respect to manufacturing efficiency and marketing capabilities, areas in which it has no experience. See "Risk Factors -- No Assurance of Regulatory Approval; Government Regulation," and "-- Reliance on Third-Party Manufacturers."

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

     The Company intends to establish arrangements with third-party manufacturers to supply compounds for preclinical and clinical trials and commercial sales of products that may be developed, as well as for the packaging, labeling and distribution of such products. If the Company is unable to contract for a sufficient supply of its compounds on acceptable terms, the Company's preclinical and clinical testing schedule would be delayed, resulting in the delay of submission of products for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company's business. If the Company should encounter delays or difficulties in establishing relationships with manufacturers to produce, package and distribute products that it may develop, market introduction or penetration of such products would be adversely affected. See "Risk Factors -- Reliance on Third-Party Manufacturers."

SALES AND MARKETING

     The commercialization of products, such as those that may be developed by the Company, is an expensive and time-consuming process. The Company has no experience in sales, marketing or distribution. In order to market directly any products that the Company may develop, the Company must develop a marketing and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may seek to obtain the assistance of a pharmaceutical or biotechnology company with a large distribution system and a large direct sales force. See "Risk Factors -- Absence of Sales and Marketing Organization."

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

     The testing and approval process requires substantial time and effort and there can be no assurance that any approval will be granted on a timely basis, if at all. The time period required for NDA review and approval may be affected by a number of factors, including the severity of the disease, the availability of alternative treatments and the risks and benefits demonstrated in clinical trials. Additional animal studies or clinical trials may be requested during the FDA review period. The FDA may ask one of its advisory committees to aid in its assessment of the drug. All of these factors may delay marketing approval. The FDA may also require post-marketing testing to monitor for adverse effects, which can involve significant expense. FDA approval is limited to specified indications. Moreover, the product label and promotional labeling and prescription drug advertising are highly regulated by the FDA under the federal Food, Drug and Cosmetic Act. In order to permit promotion of the approved product for indications not included in the scope of the original approval, further clinical trials and FDA approval may be necessary. See "Risk
Factors -- No Assurance of Regulatory Approval; Government Regulation."

     NDA approval requires, among other things, that the prospective manufacturer's quality control and manufacturing procedures conform to Good Manufacturing Practices ("GMP") regulations. All manufacturing facilities, whether foreign or domestic, may be subjected to a pre-NDA approval inspection. Additionally, domestic manufacturing facilities are subject to biennial FDA inspections and foreign manufacturing facilities are subject to periodic inspection by foreign regulatory authorities as well as by the FDA where the FDA has a reciprocal inspection agreement with the foreign regulatory authorities.

     For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company's approach to the European regulatory process involves the identification of respected clinical investigators in the member states of the European Union ("EU") to conduct clinical studies. The Company intends to design these studies to meet both FDA and EU standards. Provided regulatory harmonization is finalized in the EU, these studies are designed to develop a regulatory package sufficient for multi-country approval in the Company's European target markets without the need to duplicate studies for individual country approvals. This approach also takes advantage of regulatory requirements in some countries, such as in the United Kingdom, which allow Phase I studies to commence after appropriate toxicology and preclinical pharmacology studies but prior to formal regulatory approval.

     In December 1996, the Company filed an IND with respect to SIB-1508Y for the treatment of Parkinson's disease, completed Phase I clinical trials in September 1997 and commenced Phase II clinical trials in January 1998. See "Risk Factors -- Absence of Developed Products; Early Stage of Development."

HUMAN RESOURCES

     As of December 31, 1997, the Company had 111 employees, 33 of whom hold Ph.D. degrees. 101 employees are engaged in, or directly support, research and development. The Company's employees are not covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent.

RISK FACTORS

     Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended ("Exchange Act") involving risk and uncertainties. Actual results could differ materially from those projected in this Form 10-K. Factors that could cause or contribute to such differences include, but are not limited to, the ability to discover and develop safe and efficacious drugs, variability of royalty, license and other revenue, failure to satisfy performance obligations, ability to maintain current or enter into future collaboration agreements, uncertainty regarding the Company's patents and proprietary rights (including the risk that the Company may be forced to engage in costly litigation to protect such patent rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), as well as other risks and uncertainties discussed in the following risk factors and in the sections entitled "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed in any document incorporated herein by reference.

     Absence of Developed Products; Early Stage of Development. SIBIA is an early stage biotechnology company. The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. SIBIA has only filed an Investigational New Drug ("IND") application with the United States Food and Drug Administration ("FDA") for one of its compounds (SIB-1508Y) currently under research and development, and no INDs have been filed by the Company's collaborative partners for any compound in connection with their collaborations with the Company. Even though clinical trials with respect to SIB-1508Y have commenced, SIB-1508Y may prove to be ineffective in the treatment of neural disorders, or have undesirable or unintended side effects or other characteristics that prevent or limit its commercial use, either of which could have a material adverse effect on the Company's business. Furthermore, there can be no assurance that any products will be successfully discovered or developed by the Company or its collaborative partners, be approved for clinical trials, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be marketed successfully. The failure of the Company or its collaborative partners to discover or develop commercially viable products or successfully market such products would have a material adverse effect on the Company's business. See "Business -- Discovery and Development Programs."

     The Company's area of therapeutic focus, disorders of the nervous system, is not thoroughly understood and there can be no assurance that the compounds the Company is seeking to develop will prove to be safe and effective in treating nervous system disorders. The development of such compounds will require the commitment of substantial resources to continue research and to conduct the pre-clinical development and clinical trials necessary to bring such compounds to market and to establish production and marketing capabilities. Drug research, discovery and development by nature are uncertain. There is a risk of delay or failure at any stage, and the time required and cost involved in successfully accomplishing the Company's objectives cannot be predicted. Actual drug research, discovery and development costs could exceed budgeted amounts, which could have a material adverse effect on the Company's business.

     Dependence on Collaborative Relationships. The Company's strategy for the development, clinical testing, manufacturing and commercialization of certain of its compounds includes entering into various collaborations with corporate partners, licensors, licensees and others. The Company has entered into collaborative arrangements with Novartis, Bristol-Myers Squibb and Meiji and intends to enter into additional collaborations. The Company's current collaborators have received from SIBIA certain exclusive rights to commercialize any products developed under their respective agreements. These collaborators have generally agreed to fund the research and development of compounds discovered under their respective agreements, conduct clinical testing of lead compounds, prepare and file submissions for regulatory approval, make milestone payments to SIBIA upon the achievement of certain goals and pay royalties on any resulting products. Under its agreements with these collaborators, the Company is restricted in its ability to conduct research with third parties with respect to the technology subject to the respective agreement. Pursuant to the terms of the Company's agreement with Novartis, Novartis has exclusive rights to compounds discovered by the Company during the term thereof and rights of first negotiation to compounds discovered by the Company during the three-year period following the term of such agreement. Under the Company's agreement with Bristol-Myers Squibb, Bristol-Myers Squibb has exclusive rights to compounds discovered by the Company during the term of such agreement. There can be no assurance that these collaborations will continue or be successful or that any products will be developed. Moreover, Novartis and Bristol-Myers Squibb, under their respective agreements, have the sole and exclusive right to select compounds for further development and halt or delay the testing of any compounds selected for development. Under the Company's agreement with Meiji, all clinical development, product finishing, marketing and sales for Japan and certain other Asian countries with respect to products produced from SIB-1508Y, if any, will be controlled by Meiji. The amount and timing of resources dedicated by these collaborators under their respective agreements also is not within the control of the Company. There can be no assurance that the Company will ever receive any milestone or royalty payments under these agreements. In addition, if products that may be developed under such agreements are approved for marketing, any revenues to the Company from such products will be dependent on the marketing and sales efforts of these collaborators.

     Each of the collaborative parties has the right to terminate its respective collaboration under certain circumstances, including upon the occurrence of a material breach and, in certain cases, upon a change in control. Novartis can terminate its collaboration with the Company, with or without cause, upon six months' prior written notice. There can be no assurance that one or more of the Company's relationships with its collaborative partners will not be terminated or that the Company will be able to enter into additional collaborations in the future. In addition, there can be no assurance that collaborators will not pursue alternative technologies to develop treatments for the diseases targeted by the respective collaborative programs. If any of the Company's collaborative partners terminates or breaches its agreement with the Company or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable collaborative agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected, which would have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements have accounted for 81%, 97% and 95% of total revenues for the years ended December 31, 1995, 1996 and 1997, respectively, such a termination or breach could materially adversely affect the Company's results of operations and financial condition. Also, there can be no assurance that a research program covered by a particular collaborative agreement does not or will not conflict with any research programs covered by the Company's other collaborations. The occurrence of any such conflict could have a material adverse effect on the Company's business.

     The Company and Lilly completed their collaborative research in the area of VGCCs in October 1997. The Company and Lilly will independently pursue discovery and development of drug leads that act on VGCC drug targets identified under this collaboration. The Company will no longer receive research support payments in connection with this collaboration. The Company is entitled to receive milestone payments and royalties on sales of products commercialized by Lilly and is free to develop compounds it discovers in this area on its own or with other partners. The amount and timing of resources dedicated by Lilly to development and commercialization of such products is not within the control of the Company. There can be no assurance that the Company will ever receive any milestone or royalty payments from Lilly. In addition, if any products are developed and approved for marketing, any revenues to the Company from such products will be dependent on the marketing and sales efforts of Lilly.

     A key element of the Company's strategy is to enter into additional collaborative arrangements with pharmaceutical and biotechnology companies to develop and commercialize its drug candidates. There can be no assurance that the Company will be able to negotiate collaborative arrangements in the future on acceptable terms, if at all, or that such collaborative arrangements will be successful. Most of the Company's competitors similarly are seeking to develop or expand their collaborative relationships with pharmaceutical and biotechnology companies, which could adversely impact the Company's ability to enter into additional collaborative arrangements. To the extent that the Company is not able to establish such arrangements or any of its existing arrangements are terminated, it would require significant capital to undertake development, regulatory, manufacturing and marketing activities at its own expense and may be required to curtail significantly or eliminate one or more of its research, discovery or development programs, either of which could have a material adverse effect on the Company's business. In addition, the Company may encounter significant delays in introducing products that it may develop into certain markets or may find that the development, manufacture or sale of such products in such markets is adversely affected by the absence of such collaborative arrangements.

     New and Uncertain Technology. The Company's proprietary nervous system discovery technologies, which comprise the human receptor/ion channel subtype technology and human protease technology, are unproven and relatively new compared to traditional methods of drug discovery. The Company uses its technologies to isolate and identify molecular targets that it believes play an important role in nervous system function and nervous system disorders. The ability of the Company to screen potential compounds, select product candidates and develop products is dependent in large part upon the number of such targets available for screening and whether the expected functionality of such targets plays an important role in nervous system function and nervous system disorders. There can be no assurance that the use of such technologies will lead to the discovery or development of commercial pharmaceutical products that are safe and efficacious in treating any nervous system disorder. Failure to develop any such product would have a material adverse effect on the Company's business.

     History of Operating Losses. The Company is at an early stage of development with respect to its nervous system technologies and its compounds. Except for 1995, the Company has incurred net losses every year since it shifted its area of therapeutic focus to the central nervous system in 1991. As of December 31, 1997, the Company had an accumulated deficit of approximately $29.3 million. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research and development expenditures increase. The Company's revenue for the short term will be limited to payments under its existing or future strategic alliance agreements. There can be no assurance that the Company will ever achieve or sustain significant revenues or profitable operations. To achieve significant revenues or profitable operations, the Company, alone or with its collaborators, must successfully develop, manufacture and market safe and efficacious products and obtain the regulatory approvals required for their testing, manufacture and sale. Failure to achieve significant revenues or profitable operations could impair the Company's ability to sustain operations. There can be no assurance that the Company will be successful in entering into additional collaborative arrangements or that any such arrangements will result in revenues or that the Company will receive additional revenues under existing collaborative arrangements. The Company has not yet received any revenues from the achievement of milestones from the discovery or development of, or royalties from the sale of, commercial drugs by Lilly, Novartis, Bristol-Myers Squibb or Meiji, and such revenues, if any, are not expected to represent a material amount of the Company's total revenues for several years, if at all.

     Future Capital Needs; Uncertainty of Additional Funding. The Company will require substantial additional funds to conduct the research and development and pre-clinical and clinical testing of its compounds and to manufacture and market any products that may be developed. Although the Company plans to contract with third parties to manufacture and market any products that may be developed, to the extent the Company is unsuccessful and is required to establish its own manufacturing capacity or marketing program, it will require substantial additional capital. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with pre-clinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional collaborative arrangements and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. The Company expects to expend substantial funds in connection with research and development and in the prosecution and enforcement of its intellectual property rights. Payments under existing collaborative agreements and the Company's current cash reserves will be insufficient to fund the Company's operations through the completion of any clinical trials and commercialization of its first product, if developed. Although the Company will seek to obtain additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, there can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders would result. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs or obtain funds through additional arrangements with corporate partners or others which may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish, any of which could have a material adverse effect on the Company's business.

     Intense Competition; Rapid Technological Change. The field in which the Company is involved is characterized by extensive research efforts, rapid technological change and intense competition from numerous organizations including pharmaceutical companies, biotechnology companies, drug discovery service companies, universities and other research organizations. Technologies, products and therapies currently exist on the market that would compete directly with those that the Company is seeking to develop and market. In addition, new developments occur and are expected to continue to occur at a rapid pace. Competition from pharmaceutical, biotechnology and drug discovery service companies is intense and is expected to increase. Many of these companies have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical and clinical testing, obtaining regulatory approvals and marketing than the Company. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. Many of these competitors have significant nervous system products approved or in development and operate large, well-funded nervous system research and development programs. Academic institutions, governmental agencies and other public and private research organizations also conduct research, and establish collaborative arrangements for the clinical development of compounds and marketing of products aimed at treating nervous system disorders. The Company's competitors may succeed in discovering and developing products more rapidly or products that are more effective or more affordable than any that may be developed by the Company and its collaborative partners, and such competitors may also prove to be more successful than the Company and its collaborative partners in production and marketing of such products. There can be no assurance that research, discoveries or commercial developments by others will not render any of the Company's or its collaborative partners' programs or potential products obsolete or noncompetitive, any of which would have a material adverse effect on the Company's business. Moreover, there can be no assurance that the Company's competitors will not obtain patent protection or other intellectual property rights that would limit the Company's or its collaborative partners' ability to use the Company's technology or commercialize products that may be developed.

     Uncertainty Regarding Patents and Proprietary Rights. The Company's success will depend in part on its ability to obtain patents, maintain trade secrets and operate without infringing on the proprietary rights of others, both in the United States and other countries. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore, the breadth of claims allowed in biotechnology and pharmaceutical patents cannot be predicted. There can be no assurance that patents issued to or licensed by the Company will not be infringed or will not be challenged, invalidated or circumvented, or that the rights granted thereunder will provide proprietary protection to the Company's technology, to products that the Company may develop, or to other competitive advantages that the Company may possess.

     SIBIA has 50 pending applications for U.S. patents on its technology relating to drug discovery for various nervous system disorders. To date, the Company has exclusively licensed six U.S. patents from The Salk Institute related to SIBIA's human receptor/ion channel subtype technology, as well as continuations-in-part and foreign counterparts of these patents. The Company intends to file additional applications as appropriate for patents covering its technologies, compounds and processes. There can be no assurance that the Company will develop additional technologies, compounds or processes that are patentable, that patents will issue from any patent application or that claims allowed will be sufficient to protect the Company's technologies, compounds or processes. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, compounds or processes competitive with those of the Company. The failure by the Company to adequately protect its technologies, compounds or processes covered by issued patents or to obtain patents based on the applications referred to herein or any future applications could have a material adverse effect on the Company's business.

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

     Litigation, which could result in substantial economic costs to the Company and diversion of management and other resources, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. Moreover, if competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Similarly, the Company may have to participate in opposition proceedings with respect to granted foreign patents. The Company is aware of third-party patent applications that may elicit an interference proceeding with two of the Company's patent applications in the PTO. There can be no assurance that the Company will prevail in these proceedings. Also, there can be no assurance that the validity of the Company's patents, if issued, would be upheld by a court of competent jurisdiction. An adverse outcome in patent prosecution or in litigation with respect to the validity of any of the Company's patents could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company's business. See "Business -- Patents and Proprietary Rights" and "-- Legal Proceedings."

     On July 9, 1996, the Company filed an action for patent infringement against Cadus in the United States District Court for the Southern District of California. The complaint asserts that Cadus' assay technology infringes the Company's U.S. Patent No. 5,401,629 (the " '629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intracellular Signal." Through the complaint, the Company seeks damages in an unspecified amount and injunctive relief. On August 1, 1996, Cadus filed its answer and a counterclaim to the Company's complaint. The counterclaim asserts claims that the '629 patent and the Company's U.S. Patent No. 5,436,128, entitled "Assay Methods and Composition for Detecting and Evaluating the Intracellular Transduction of an Extracellular Signal," are invalid, unenforceable and not infringed, and further asserts claims for intentional interference with prospective economic advantage and unfair competition. The counterclaim seeks declaratory relief and compensatory and punitive damages in an unspecified amount. Although the Company believes that its complaint against Cadus is well-founded, there can be no assurance that the Company will prevail on its claim, or be able to successfully defend against Cadus' counterclaim.

     In addition to patents, the Company relies on trade secret laws to protect its technology, especially where patent protection is not believed to be appropriate or obtainable. Thus, SIBIA relies on protecting its proprietary technology and processes in part by confidentiality agreements with its employees, consultants and certain contractors. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. If the Company is unable to sufficiently protect its trade secrets, such inability could have a material adverse effect on the Company's business.

     No Assurance of Regulatory Approval; Government Regulation. The production and marketing of products that the Company may develop and its ongoing research and development activities are subject to extensive regulation by numerous governmental authorities in the United States and other countries. Prior to marketing in the United States, any drug developed by the Company must undergo rigorous pre-clinical and clinical testing and an extensive regulatory approval process implemented by the FDA under the federal Food, Drug and Cosmetic Act. To market products abroad, the Company also would be subject to foreign regulatory requirements, implemented by foreign health authorities, governing clinical trials and marketing approval for drugs. Satisfaction of such regulatory requirements, which includes demonstrating to the satisfaction of the FDA that the product is both safe and effective, typically takes several years or more depending upon the type, complexity and novelty of the product and requires the expenditure of substantial resources. Pre-clinical studies must be conducted, as appropriate, in conformance with the FDA's good laboratory practice regulations. Clinical trials will be vigorously regulated and must meet requirements for institutional review board oversight and informed consent as well as FDA review and oversight and under good clinical practice regulations. The Company has no experience in developing a product through the clinical trial process, which is necessary to obtain regulatory approval. The Company intends to establish collaborative relationships to conduct clinical trials and seek regulatory approvals to market products that it may develop, although there can be no assurance that such approvals will be received on a timely basis, if at all. Clinical trials require the recruitment of large numbers of test subjects, particularly for products that are intended to treat nervous system disorders. There can be no assurance that those conducting clinical trials for the Company will be able to initiate such trials at preferred clinical test sites or recruit sufficient test subjects, or that such trials will be started or completed successfully within any specified time period, if at all, with respect to any of the products that the Company may develop. Furthermore, the Company or the FDA may suspend clinical trials at any time if it is determined that the subjects participating in such trials are being exposed to unacceptable health risks. There can be no assurance that the Company will not encounter problems in clinical trials which would cause the Company or the FDA to delay or suspend clinical trials. Any such delay or suspension could have a material adverse effect on the Company's business. There can be no assurance that any compound that may be developed by the Company alone or in conjunction with others will prove to be safe and efficacious in clinical trials and meet all of the applicable regulatory requirements needed to receive marketing approval. If regulatory approval of a product is granted, such approval will be limited to those disease states and conditions for which the product is useful, as demonstrated through clinical studies. The failure to obtain marketing approval for any drug candidate could have a material adverse effect on the Company's business.

     There can be no assurance that delays or rejections will not be encountered based upon additional government regulation from future legislation or administrative action or that changes will not be made in FDA policy during the period of product development and FDA regulatory review of each submitted new drug application. Similar delays may also be encountered in foreign countries. Furthermore, product approval may entail ongoing requirements for post-marketing studies. Even if such regulatory approval is obtained, a marketed product, its manufacturer and its manufacturing facilities are subject to continual review and periodic inspections, and the regulatory standards for manufacturing are currently being applied stringently by the FDA. Later discovery of previously unknown problems with a product, a manufacturer or its facility may result in restrictions on such product or manufacturer, including withdrawal of the product from the market, which would have a material adverse effect on the Company's business.

     Reliance on Third-Party Manufacturers. The Company currently has no manufacturing facilities for clinical or commercial production of any compounds currently under development or marketing capability for the distribution of any products that may be developed. The Company is currently relying on third-party manufacturers to produce its compounds for pre-clinical and clinical purposes. The Company's only compound in human clinical trials, SIB-1508Y, has never been manufactured on a commercial scale and there can be no assurance that such compound, or any other compound the Company or its collaborators may develop, can be manufactured at a cost or in quantities to make commercially viable products.

     The Company intends to establish additional arrangements with third-party manufacturers to supply compounds for pre-clinical and clinical trials and commercial sales of products that may be developed, as well as for the packaging, labeling and distribution of such products. If the Company is unable to contract for a sufficient supply of its compounds on acceptable terms, the Company's pre-clinical and clinical testing schedule would be delayed, resulting in the delay of submission of compounds for regulatory approval and initiation of new development programs, which would have a material adverse effect on the Company's business. If the Company should encounter delays or difficulties in establishing relationships with manufactur-ers to produce, package and distribute products that the Company may develop, market introduction or penetration of such products would be adversely affected. Moreover, third-party manufacturers that the Company may use must adhere to good manufacturing practice regulations enforced by the FDA through its facilities inspection program. If facilities of third-party manufacturers cannot pass a pre-approval plant inspection, the FDA approval of products that may be developed by the Company will be adversely affected.

     Absence of Sales and Marketing Organization. The Company has no experience in sales, marketing or distribution. In order to market directly any products that it may develop, the Company must develop or obtain access to a substantial marketing staff and sales force with technical expertise and supporting distribution capability. Alternatively, the Company may seek to obtain the assistance of a pharmaceutical or biotechnology company with a large distribution system and a large direct sales force. There can be no assurance that the Company will be able to establish such a marketing staff or sales force, that the Company's sales and marketing efforts will be successful, or that the Company will be able to obtain the assistance of another pharmaceutical or biotechnology company in these efforts. To the extent the Company enters into arrangements with third parties for the marketing and sale of products it may develop, any revenues received by the Company will be dependent on the efforts of such third parties, and there can be no assurance that such efforts will be successful. Failure to establish adequate sales, marketing and distribution capabilities independently or with others would have a material adverse effect on the Company's business.

     Management of Growth; Dependence on Key Personnel; Need to Attract and Retain Key Employees and Consultants. To expand its research and development programs and pursue its product development plans, the Company will be required to hire additional qualified scientific personnel to perform research and development, as well as personnel with expertise in clinical testing and government regulation. These requirements are also expected to necessitate the addition of management personnel and the development of additional expertise by existing management personnel. The failure to attract such personnel or to develop or acquire such expertise would have a material adverse effect on the Company's business. As part of this growth, the Company will be required to enter into additional collaborative arrangements and successfully manage these, along with its current, collaborative arrangements. To the extent the Company does not enter into collaborative agreements with third parties, it will also be required to hire manufacturing and marketing personnel. If the Company is unable to manage its growth effectively, the Company's business would be materially adversely affected.

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

     Control by Principal Stockholders; Anti-Takeover Provisions. The Salk Institute and its affiliates beneficially owned approximately 21.2% of the outstanding shares of Common Stock of SIBIA as of December 31, 1997. In addition, as of December 31, 1997, the present directors and executive officers of the Company beneficially owned approximately 8.9% of the outstanding shares of Common Stock. Accordingly, together with The Salk Institute, the present directors and executive officers of the Company have the ability to exercise substantial influence over the outcome of most stockholders' actions. Moreover, the Company's Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the present directors and executive officers, together with The Salk Institute, are able to exercise substantial influence over the election of the members of the Board of Directors. Such concentration of ownership could have an adverse effect on the price of SIBIA's Common Stock. In addition, the Company's Certificate of Incorporation provides that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. Special meetings of the stockholders of the Company may be called only by the

Chairman of the Board of Directors, the President of the Company, by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors, or by the holders of 10% of the outstanding voting stock of the Company. Moreover, the Company's Certificate of Incorporation and Bylaws provide for a classified Board of Directors and eliminate the ability of stockholders to remove a director without cause. The Company's Certificate of Incorporation and Bylaws also require that the holders of at least 66 2/3% of the voting stock of the Company must approve any amendment to either the Certificate of Incorporation or Bylaws affecting certain provisions, including the provisions described above. These provisions may have the effect of making hostile takeovers of the Company more difficult, but may also render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder because they make it more difficult to remove the Company's management. In addition, the Board of Directors has the authority, without action by stockholders, to issue additional shares of Common Stock and to fix the rights and preferences of and issue shares of Preferred Stock, either of which may have the effect of delaying or preventing a change in control of the Company.

     Further, the Company has issued rights (the "Rights") to the holders of its Common Stock to purchase a specified class of Preferred Stock of the Company pursuant to a Preferred Share Purchase Rights Plan (the "Rights Plan"). Although the Rights Plan will not prevent a takeover of the Company, it may discourage abusive and coercive takeover tactics that result in a rapid, forced sale of the Company at a lower price than might otherwise be obtainable. The existence of a Rights Plan may confront the Board of Directors with difficult decisions with respect to redemption or amendment of the outstanding Rights. In addition, once a hostile bidder crosses a certain threshold, the Rights become non-redeemable and the Board of Directors' ability to enter into a negotiated acquisition would be impaired. There can be no assurance that the Rights Plan will maximize shareholder value. Furthermore, there can be no assurance that the Rights Plan will not discourage potential bidders from attempting to gain control of the Company. The foregoing charter provisions as well as other charter provisions, the rights of first refusal in favor of the Company, the Rights Plan and certain provisions of Delaware law may discourage certain types of transactions involving an actual or potential change in control of the Company or its management (including transactions in which stockholders might otherwise receive a premium for their shares over then current prices) and may limit the ability of stockholders to remove current management of the Company or approve transactions that stockholders may deem to be in their best interests.

     In addition, certain of the Company's collaborative partners have the right to terminate their respective agreements with the Company upon certain changes in control of the Company, which may discourage acquisitions or other changes in control (including those in which stockholders of the Company might otherwise receive a premium for their shares over then current market prices).

     Product Liability Exposure and Uninsured Risks. The testing of compounds and the marketing and sale of commercial pharmaceutical products involves unavoidable risks. The use of any of the Company's compounds or its collaborative partners' compounds in clinical trials and the sale of any products that may be developed may expose the Company to potential liability resulting from the use of such compounds or products. Such liability might result from claims made directly by consumers or by regulatory agencies, pharmaceutical companies or others using or selling such compounds or products. The Company has obtained insurance coverage for its current clinical trials. The Company intends to seek additional insurance coverage if and when it develops products that are ready to be commercialized. There can be no assurance that the Company will be able to obtain or maintain product liability insurance in the future on acceptable terms or that, if obtained, the insurance coverage will be sufficient to cover any potential claims or liabilities. The inability of the Company to obtain product liability coverage in amounts sufficient to cover any damages resulting from a product liability claim could have a material adverse effect on the Company's business.

     Hazardous Materials. The Company's research and development involves the controlled use of hazardous materials, chemicals and various radioactive compounds. Although the Company believes that its safety procedures for storing, handling and disposing of such materials comply with the standards prescribed by state and federal regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any resulting damages, which could have a material adverse effect on the Company's business.

     Possible Volatility of Stock Price. The market prices for securities of biopharmaceutical and biotechnology companies, including that of SIBIA, historically have been highly volatile, and the market from time to time has experienced significant price and volume fluctuations that are unrelated to the operating performance of such companies. Factors that may have a significant impact on the market price and marketability of the Company's Common Stock include: announcements of technological innovations or new commercial therapeutic products by the Company, its collaborative partners or the Company's present or potential competitors; announcements by the Company or others of results of preclinical testing and clinical trials; developments or disputes concerning patent or other proprietary rights; developments in the Company's relationships with its existing or future collaborative partners; acquisitions; litigation; adverse legislation; changes in governmental regulation, third party reimbursement policies, or the status of the Company's regulatory approvals or applications; changes in earnings; changes in securities analysts' recommendations; changes in health care policies and practices; economic and other external factors; and period-to-period fluctuations in financial results of the Company and general market conditions. Fluctuations in the trading price or liquidity of the Company's Common Stock may adversely affect the Company's ability to raise capital through future equity financing, which could have a material adverse effect on the Company's business.

ITEM 2. PROPERTIES

     The Company's facilities are located in La Jolla, California. The Company leases approximately 52,088 square feet of space used for laboratory and administrative purposes of which approximately 10,792 square feet is sublet. SIBIA believes that its present facility will be adequate to conduct its research activities through December 2001, when its current lease expires. The Company has an option to extend its lease for an additional five years. Management believes that it will be able to secure additional space at commercially reasonable rates during the terms of such lease, if necessary.

ITEM 3. LEGAL PROCEEDINGS

     On July 9, 1996, the Company filed an action for patent infringement against Cadus in the United States District Court for the Southern District of California. The complaint asserts that Cadus' assay technology infringes the Company's U.S. Patent No. 5,401,629 (the " '629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intracellular Signal." Through the complaint, the Company seeks damages in an unspecified amount and injunctive relief.

     On August 1, 1996, Cadus filed its answer and a counterclaim to the Company's complaint. The counterclaim asserts claims that the '629 patent and the Company's U.S. Patent No. 5,436,128, entitled "Assay Methods and Composition for Detecting and Evaluating the Intracellular Transduction of an Extracellular Signal," are invalid, unenforceable and not infringed, and further asserts claims for intentional interference with prospective economic advantage and unfair competition. The counterclaim seeks declaratory relief and compensatory and punitive damages in an unspecified amount.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's Security holders during the fourth quarter of the year ended December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "SIBI" on May 9, 1996. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market:

                                                              HIGH      LOW
                                                              ----      ---
1997
Fourth Quarter..............................................  $ 9       $ 5 5/8
Third Quarter...............................................    9 1/8     6
Second Quarter..............................................    9         5 1/4
First Quarter...............................................    9 1/2     7 1/2
1996
Fourth Quarter..............................................  $ 8 1/4   $ 6 1/4
Third Quarter...............................................    8 1/4     5 1/2
Second Quarter (from May 9, 1996)...........................   11 1/2     6 7/8

     The last reported sale price of the Common Stock on the Nasdaq National Market on January 31, 1998 was $5 5/8 per share. As of January 31, 1998, there were approximately 1,200 stockholders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for each of the five years in the period ended December 31, 1997. The information should be read in conjunction with the financial statements included elsewhere in this report.

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            --------   --------   --------   --------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Total revenue...........................  $ 11,197   $  8,481   $ 10,448   $  4,852   $  5,077
  Research and development expenses.......    15,819     12,268      8,949      8,663      7,713
  Net income (loss).......................    (7,593)    (5,564)     2,926        (27)    (4,550)
  Basic net income (loss) per common
     share................................     (0.82)     (0.73)      0.60
  Diluted net income (loss) per common
     share................................     (0.82)     (0.73)      0.47
  Shares used in computing basic net
     income (loss) per common share.......     9,248      7,596      4,893
  Shares used in computing diluted net
     income (loss) per common share.......     9,248      7,596      6,164
BALANCE SHEET DATA:
  Cash, cash equivalents and investment
     securities...........................    33,347     37,464     16,488      5,944      4,584
  Working capital.........................    31,214     35,324     14,338      4,523      2,016
  Total assets............................    36,180     39,983     18,251      8,005      6,451
  Long-term capital lease obligations.....       695        519        721        860        761
  Accumulated deficit.....................   (29,286)   (21,693)   (16,129)   (19,055)   (19,028)
  Total stockholders' equity..............    32,214     36,572     15,107      5,166      2,588

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SIBIA, incorporated in Delaware in 1981, was established by The Salk Institute. Through 1990, SIBIA successfully developed several proprietary life-sciences technologies in collaboration with corporate partners. In 1987, SIBIA initiated research in the neuroscience field and in 1991 shifted its focus completely to the development of novel therapeutics to treat nervous system disorders.

     The Company receives contract revenue and license and royalty revenue. Contract revenue includes payments for research to support a specified number of the Company's scientists and payments upon the achievement of specified research and drug development milestones. Research contracts are generally conducted on a best efforts basis. Contract revenue is recognized as the research is performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Revenue related to milestones is recognized upon the achievement of the related milestone and when collection is probable. License revenue is recognized when earned as generally evidenced by certain factors including: receipt of such fees, satisfaction of any performance obligations and the non-refundable nature of such fees. Royalty revenue is recognized when earned and collection is probable.

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

     During the years ended December 31, 1995, 1996 and 1997, the Company had three, three, and four collaborative research agreements that accounted for 81%, 97% and 95%, respectively, of total revenue.

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

     As of December 31, 1997, the Company had an accumulated deficit of approximately $29,286,000. The Company expects to continue to incur significant additional net losses over the next several years as its research, development and clinical trial efforts expand. Operating losses may fluctuate from quarter to quarter as a result of differences in the timing of expenses incurred and revenues recognized. To date, the Company's operations have been funded primarily through equity financings, research contracts, option and license and royalty revenues. In addition, SIBIA received funds from the sale of its interest in a corporate joint venture in 1994 and from the settlement of certain litigation in 1995, with which it has purchased investment securities and which it has used to finance its operations.

RESULTS OF OPERATIONS

  Years Ended December 31, 1997 and 1996

     Total revenue increased by 32%, from $8,481,000 in 1996 to $11,197,000 in 1997. The increase was due primarily to one-time license fees of $3,000,000 recognized in 1997 related to the Company's agreement with Meiji for the development of SIB-1508Y, SIBIA's lead compound for Parkinson's disease.

     Total operating expenses increased by 32%, from $15,829,000 in 1996 to $20,965,000 in 1997. The increase in total operating expenses was primarily attributable to an increase in research and development expenses of 29%, from $12,268,000 in 1996 to $15,819,000 in 1997. This was primarily the result of expanded programs in drug discovery and for expenses associated with clinical trials of SIB-1508Y. General and administrative expenses increased 45%, from $3,561,000 in 1996 to $5,146,000 in 1997. The increase in general and administrative expenses was primarily due to increased legal fees related to various patent and litigation matters, the payment of foreign taxes related to payments received under the Meiji agreement and costs associated with a proposed secondary offering of the Company's common stock, which offering was withdrawn by the Company in February 1998 due to market conditions.

     Other income increased by 22%, from $1,784,000 in 1996 to $2,175,000 in 1997. The increase in other income was due primarily to an increase in interest income earned on proceeds from the Company's initial public offering of Common Stock in May 1996.

  Years Ended December 31, 1996 and 1995

     Total revenue decreased by 19%, from $10,448,000 in 1995 to $8,481,000 in 1996. The decrease was due primarily to the recognition, in 1995, of a one-time license fee of $3,000,000 received from Bristol-Myers Squibb for an exclusive commercialization license to use certain proprietary technologies related to APP, a one-time payment of $1,750,000 related to Cephalon's buy-down of its royalty percentage due on sales of Myotrophin, and revenue related to Novartis' purchase of certain equipment. Such decrease was partially offset by a net increase in 1996 contract revenue that was primarily attributable to the Company's collaborative agreement with Bristol-Myers Squibb and reimbursement of additional costs and fees from Novartis, pursuant to the terms of the extension of a collaborative agreement.

     Total operating expenses increased by 42%, from $11,127,000 in 1995 to $15,829,000 in 1996. The increase in total operating expenses was primarily attributable to an increase in research and development expenses of 37%, from $8,949,000 in 1995 to $12,268,000 in 1996. This was a result of an increase in research and development personnel and other costs related to the collaborative agreement with Bristol-Myers Squibb, expanded programs in drug discovery, increased outside pre-clinical expenses, occupancy costs and compensation expense relating to stock option grants. Partially offsetting the above increases was a decrease in costs related to Novartis' purchase of certain equipment. General and administrative expenses increased 63%, from $2,178,000 in 1995 to $3,561,000 in 1996. The increase in general and administrative expenses was primarily due to increased 1996 legal fees related to various general and litigation matters, increased 1996 compensation expense relating to stock option grants, increases in salaries and fringe benefit expenses in 1996 due to an increased number of employees and other expenses related to being a publicly traded company.

     Other income decreased by 52%, from $3,680,000 in 1995 to $1,784,000 in 1996. The decrease in other income was due primarily to the net effect of $3,146,000 of litigation settlements in 1995 and $1,834,000 of interest income in 1996 related to investing of the proceeds of the Company's initial public offering of Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     SIBIA has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis) and option, license and royalty revenues. The Company has also received funds from the sale of its interest in the SISKA Diagnostics, Inc. joint venture and the settlement of certain litigation, with which it has invested in investment securities and which it expects to use to finance its operations. Since 1991, the Company has received approximately $41,775,000 in net proceeds from the sale of

Convertible Preferred Stock and Common Stock to investors and collaborative partners and approximately $47,936,000 in contract, license and royalty revenue. The Company is entitled to receive additional payments under the collaborative agreements in the form of contract revenue, milestone payments, if milestones are achieved, and royalties, if products are commercialized. As of December 31, 1997, the Company had an accumulated deficit of $29,286,000.

     The Company believes its proprietary drug discovery platform will lead to corporate collaboration and licensing opportunities which may generate future revenues in the form of license fees, milestone payments and/or royalties.

     The Company anticipates that the cash, cash equivalents and investment securities balance of $33,347,000 as of December 31, 1997 will be used to support continued research and development of its technologies and fund other general and administrative expenditures. The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,497,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates, if necessary. The Company has an option to extend its lease for an additional five years. Since 1991, the Company has invested $3,837,000 in property and equipment. Included within this amount is $3,085,000 of equipment under capital leases. The net present value of obligations under such capital leases as of December 31, 1997 was $1,223,000.

     The Company expects to incur substantial research and development expenses including continued increases in personnel costs and costs related to the continued expansion of its drug discovery platform and pre-clinical testing and early stage clinical trials. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with pre-clinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional licensing and/or collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. The Company intends to seek additional funding through research and development relationships with suitable corporate collaborators or through public or private financing. There can be no assurance that the Company will be successful in its efforts to collaborate with additional partners or that additional financing from other sources will be available on favorable terms, if at all.

     Payments under existing collaborative agreements and the Company's current cash reserves will be insufficient to fund the Company's operations through the completion of any clinical trials and commercialization of its first product, if developed. Although the Company will seek to obtain additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, there can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders would result. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs or to obtain funds through additional arrangements with corporate partners or others which may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish, which could have a material adverse effect on the Company's business.

NET OPERATING LOSSES

     As of December 31, 1997, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $28,640,000 and $8,407,000, respectively, which expire beginning in 2006 and 2002, respectively. As of December 31, 1997, the Company had federal and state tax credits for research activities totaling approximately $1,393,000 and $381,000, respectively, which are available to offset future income taxes. The federal tax credits expire during the years 2004 to 2013. The Company's ability to utilize net operating loss carryforwards and tax credits is subject to limitations as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% by a combination of the Company's significant stockholders during any three-year period would result in certain limitations on the Company's ability to utilize its net operating loss and tax credit carryforwards.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 1997 Annual Meeting of Stockholders to be held on May 20, 1998 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the information under the caption "Compensation of Executive Officers" contained in the Proxy Statement.

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

    (2) FINANCIAL STATEMENT SCHEDULES

        None required.

(b) (1) REPORTS ON FORM 8-K

        Not applicable

(c) EXHIBITS

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
  3.1      Amended and Restated Certificate of Incorporation of the
           Registrant.(4)
  3.2      Amended and Restated Bylaws of the Registrant.(4)
  3.3      Registrant's Certificate of Designation of Series A Junior
           Participating Preferred Stock.(2)
  4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3.
  4.2      Specimen stock certificate.(1)
 10.1      Form of Indemnification Agreement entered into between
           Registrant and its directors and officers.(1)
 10.2      Registrants 1981 Employee Stock Option Plan.(1)
 10.3      Form of Employee Incentive Stock Option Agreement under the
           1981 Employee Stock Option Plan.(1)
 10.4      Registrant's 1981 Consultant Stock Option Plan.(1)
 10.5      Form of Consultant Nonstatutory Stock Option Agreement.(1)
 10.6      Registrant's 1992 Stock Option and Restricted Stock Plan, as
           amended (the "1992 Option Plan").(4)
 10.7      Form of Incentive Stock Option Agreement under the 1992
           Option Plan.(1)
 10.8      Form of Nonstatutory Stock Option Agreement under the 1992
           Option Plan.(1)
 10.9      Registrant's 1996 Equity Incentive Plan, as amended (the
           "1996 Equity Plan").(4)
 10.10     Form of Incentive Stock Option Agreement under the 1996
           Equity Plan.(1)
 10.11     Form of Nonstatutory Stock Option Agreement under the 1996
           Equity Plan.(1)
 10.12     Registrant's 1996 Non-Employee Directors' Stock Option Plan,
           as amended (the "Non-Employee Directors' Option Plan").(4)
 10.13     Form of Nonstatutory Stock Option Agreement under the
           Non-Employee Directors' Option Plan.(1)
 10.14     Registrant's Employee Stock Purchase Plan and related
           offering document.(1)
 10.15     Registrant's Management Change of Control Plan, as amended
           (the "Change of Control Plan").(4)
 10.16     Form of Nonqualified Stock Option Agreement under the Change of Control Plan.(1)
 10.17     Lease Agreement dated April 7, 1989 between Registrant and
           Regency Associates Limited, as subsequently amended on March
           1, 1993, and July 1, 1995.(1)
 10.18     Equipment Lease Line Agreement dated June 30, 1992 between
           Registrant and GE Capital, as amended.(1)
 10.19     Investment Agreement dated August 10, 1995 between
           Registrant and Bristol-Myers Squibb Company.(1)
 10.20     Collaborative Research and License Agreement dated August
           10, 1995 between Registrant and Bristol-Myers Squibb
           Company.(1)
 10.21     Stockholders Agreement dated as of October 1, 1991, by and among Registrant, Phillips Petroleum Company, The Salk
           Institute for Biological Studies, Skandigen AB and the
           Stockholders of Protease Corporation.(1)
 10.22     License Agreement dated March 8, 1988 between Registrant and
           The Salk Institute for Biological Studies, as amended by
           that certain First Amendment to License Agreement dated
           March 10, 1996.(1)

EXHIBIT
NUMBER                       DESCRIPTION OF DOCUMENT
-------                      -----------------------
 10.23     License Agreement dated December 15, 1990 between Registrant and The Salk Institute for Biological Studies, as amended by that certain First Amendment to License Agreement dated
           March 10, 1996.(1)
 10.24     Stock Purchase and Stockholders Agreement dated April 11,
           1988 among Registrant, Phillips Petroleum Company, The Salk
           Institute for Biological Studies and Skandigen AB, as
           amended by that certain Amendment to Stock Purchase and
           Shareholders Agreement dated April 12, 1990.(1)
 10.25     Agreement dated December 20, 1991 between Registrant,
           Phillips Petroleum Company, The Salk Institute for
           Biological Studies and Skandigen AB.(1)
 10.26     License Agreement dated December 20, 1991 between Registrant and Phillips Petroleum Company.(1)
 10.27     Amended and Restated Research and Development and License
           Agreement dated March 20, 1996 between Registrant and
           CIBA-GEIGY Limited.(1)
 10.28     Stock Purchase Agreement dated September 15, 1992 between
           Registrant and CIBA-GEIGY Limited.(1)
 10.29     Subscription Agreement dated April 11, 1994 between
           Registrant and CIBA-GEIGY Limited.(1)
 10.30     Stock Purchase Agreement dated March 20, 1996 between
           Registrant and CIBA-GEIGY Limited.(1)
 10.31     Agreement dated May 1, 1992 between Registrant and Eli Lilly and Company, as amended and extended by that certain
           Extension Agreement dated May 1, 1995.(1)
 10.32     Stock Purchase Agreement dated May 7, 1992 between
           Registrant and Eli Lilly and Company.(1)
 10.33     Option and License Agreement dated April 30, 1995 between
           Registrant and Eli Lilly and Company.(1)
 10.34     License Agreement dated March 5, 1992 between Registrant and
           Cephalon, Inc., as amended by that certain Letter dated
           March 22, 1995.(1)
 10.35     Patent License Agreement dated June 21, 1993 between
           Registrant and Affymax Technologies, N.V., as amended by
           that certain Letter dated July 15, 1993.(1)
 10.36     Agreement dated October 1, 1993 between Registrant and
           Hafslund Nycomed Pharma AG.(1)
 10.37     Development and License Agreement dated February 28, 1997
           between Registrant and Meiji Seika Kaisha, Ltd.(3)
 10.38     Further Extension Agreement dated November 1, 1996 between
           Registrant and Eli Lilly and Company.(3)
 10.39     Third Amendment to Lease dated December 31, 1996 between
           Registrant and Regency Properties, L.P.(3)
 10.40     Equipment Lease Line Agreement dated March 4, 1997 between
           Registrant and G.E. Capital.(3)
 10.41     Rights Agreement dated as of March 17, 1997 among Registrant and ChaseMellon Shareholder Services, L.L.C.(2)
 10.42     Specimen Rights Certificate.(2)
 11.1      Computation of net income per share. Reference is made to
           page F-9
 23.1      Consent of Price Waterhouse LLP.
 24.1      Power of Attorney. Reference is made to page 36.
 27.1      Financial Data Schedule.

---------------
(1) Filed as an exhibit to Registrant's Registration Statement on Form S-1 (No. 333-2586) or amendments thereto and incorporated herein by reference.

(2) Filed as an exhibit to Registrant's report on Form 8-K filed with the Commission on March 31, 1997 and incorporated herein by reference.

(3) Filed as an exhibit to Registrant's annual report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.

(4) Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1997 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 1998                    SIBIA NEUROSCIENCES, INC.

                                        By:     /s/ THOMAS A. REED
                                           -------------------------------------
                                            Thomas A. Reed, Vice President,
                                             Finance/Administration, & CFO

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

                       SIGNATURE                                      TITLE                   DATE
                       ---------                                      -----                   ----

                  /s/ WILLIAM T. COMER                     President, Chief Executive    March 27, 1998
--------------------------------------------------------      Officer and Director
                 William T. Comer, Ph.D                   (Principal Executive Officer)

                   /s/ THOMAS A. REED                       Vice President, Finance/     March 27, 1998
--------------------------------------------------------    Administration and Chief
                     Thomas A. Reed                       Financial Officer (Principal
                                                            Financial and Accounting
                                                                    Officer)

                 /s/ WILLIAM R. MILLER                        Chairman of the Board      March 27, 1998
--------------------------------------------------------
                   William R. Miller

                 /s/ STANLEY T. CROOKE                              Director             March 27, 1998
--------------------------------------------------------
             Stanley T. Crooke, M.D., Ph.D

                   /s/ GUNNAR EKDAHL                                Director             March 27, 1998
--------------------------------------------------------
                     Gunnar Ekdahl

              /s/ FREDERICK B. RENTSCHLER                           Director             March 27, 1998
--------------------------------------------------------
                Frederick B. Rentschler

                  /s/ JAMES D. WATSON                               Director             March 27, 1998
--------------------------------------------------------
                 James D. Watson, Ph.D

                           SIBIA NEUROSCIENCES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-2
Balance Sheet as of December 31, 1996 and 1997..............   F-3
Statement of Operations for the years ended December 31,
  1995, 1996 and 1997.......................................   F-4
Statement of Stockholders' Equity for the years ended
  December 31, 1995, 1996 and 1997..........................   F-5
Statement of Cash Flows for the years ended December 31,
  1995, 1996 and 1997.......................................   F-6
Notes to Financial Statements...............................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of SIBIA Neurosciences, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIBIA Neurosciences, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
--------------------------
PRICE WATERHOUSE LLP

San Diego, California
February 25, 1998

                           SIBIA NEUROSCIENCES, INC.

                                 BALANCE SHEET


                                      ASSETS
                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1996            1997
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  1,412,000    $  4,972,000
  Investment securities.....................................    36,052,000      28,375,000
  Contracts and accounts receivable.........................        68,000         588,000
  Prepaid expenses and other current assets.................       684,000         550,000
                                                              ------------    ------------
          Total current assets..............................    38,216,000      34,485,000
  Property and equipment, net...............................     1,307,000       1,599,000
  Other assets..............................................       460,000          96,000
                                                              ------------    ------------
                                                              $ 39,983,000    $ 36,180,000
                                                              ============    ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,212,000    $  1,611,000
  Accrued liabilities.......................................     1,249,000       1,660,000
  Deferred revenue..........................................       431,000
                                                              ------------    ------------
          Total current liabilities.........................     2,892,000       3,271,000
Long-term capital lease obligations.........................       519,000         695,000
Commitments and contingencies (Note 10)
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000 shares
     authorized (Note 8):
  Common Stock, $.001 par value; 25,000,000 shares
     authorized; 9,154,157 and 9,338,744 shares issued and
     outstanding at December 31, 1996 and 1997,
     respectively...........................................         9,000           9,000
  Additional paid-in capital................................    59,746,000      59,946,000
  Deferred compensation.....................................    (1,039,000)       (580,000)
  Notes receivable from stockholders........................      (640,000)        (87,000)
  Net unrealized gain on investment securities
     available-for-sale.....................................       189,000       2,212,000
  Accumulated deficit.......................................   (21,693,000)    (29,286,000)
                                                              ------------    ------------
          Total stockholders' equity........................    36,572,000      32,214,000
                                                              ------------    ------------
                                                              $ 39,983,000    $ 36,180,000
                                                              ============    ============

                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                            STATEMENT OF OPERATIONS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                         1995            1996           1997
                                                      -----------    ------------   ------------
Revenue:
  Contract..........................................  $ 5,563,000    $  8,215,000   $  7,537,000
  License and royalty...............................    4,885,000         266,000      3,660,000
                                                      -----------    ------------   ------------
          Total revenue (Note 1)....................   10,448,000       8,481,000     11,197,000
                                                      -----------    ------------   ------------
Operating expenses:
  Research and development..........................    8,949,000      12,268,000     15,819,000
  General and administrative........................    2,178,000       3,561,000      5,146,000
                                                      -----------    ------------   ------------
          Total operating expenses..................   11,127,000      15,829,000     20,965,000
                                                      -----------    ------------   ------------
                                                         (679,000)     (7,348,000)    (9,768,000)
                                                      -----------    ------------   ------------
Other income (expense):
  Settlement of litigation (Note 6).................    3,146,000
  Interest income...................................      567,000       1,834,000      2,231,000
  Interest expense..................................      (71,000)        (68,000)       (59,000)
  Other.............................................       38,000          18,000          3,000
                                                      -----------    ------------   ------------
                                                        3,680,000       1,784,000      2,175,000
                                                      -----------    ------------   ------------
Income (loss) before provision for income taxes.....    3,001,000      (5,564,000)    (7,593,000)
  Provision for income taxes........................       75,000
                                                      -----------    ------------   ------------
Net income (loss)...................................  $ 2,926,000    $ (5,564,000)  $ (7,593,000)
                                                      ===========    ============   ============
Basic net income (loss) per common share............  $      0.60    $      (0.73)  $      (0.82)
                                                      ===========    ============   ============
Diluted net income (loss) per common share..........  $      0.47    $      (0.73)  $      (0.82)
                                                      ===========    ============   ============
Shares used in computing basic net income (loss) per
  common share......................................    4,893,092       7,596,380      9,247,521
                                                      ===========    ============   ============
Shares used in computing diluted net income (loss)
  per common share..................................    6,163,535       7,596,380      9,247,521
                                                      ===========    ============   ============

                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                  SERIES A, B AND C
                                     CONVERTIBLE
                                   PREFERRED STOCK          COMMON STOCK                                       NOTES
                                 --------------------   --------------------   ADDITIONAL                    RECEIVABLE
                                   SHARES                 SHARES                 PAID-IN       DEFERRED         FROM
                                 OUTSTANDING   AMOUNT   OUTSTANDING   AMOUNT     CAPITAL     COMPENSATION   STOCKHOLDERS
                                 -----------   ------   -----------   ------   ----------    ------------   ------------
BALANCE AS OF DECEMBER 31,
  1994.........................    196,511               4,876,384    $5,000   $24,461,000    $ (223,000)     $(84,000)
Issuance of Series C
  Convertible Preferred
  Stock........................    280,000                                       6,930,000
Stock option compensation
  expense......................                                                    461,000      (412,000)
Stock cancellations -- Series B
  Convertible Preferred
  Stock........................       (300)                                         (2,000)                      2,000
Exercise of stock options......                             23,500                  19,000
Net increase in unrealized gain
  on investment securities
  available-for-sale...........
Net income.....................
                                  --------     ------    ---------    ------   -----------    ----------      --------
BALANCE AS OF DECEMBER 31,
  1995.........................    476,211               4,899,884    5,000     31,869,000      (635,000)      (82,000)
Issuance of Common Stock.......                          2,554,545    3,000     25,842,000
Stock option compensation
  expense......................                                                  1,167,000      (404,000)
Exercise of stock options......    120,200                 288,765                 815,000                    (593,000)
Stock purchase plan............                              9,408                  54,000
Payments on notes receivable...                                                                                 35,000
Conversion of Preferred
  Stock........................   (596,411)              1,401,566    1,000         (1,000)
Net increase in unrealized gain
  on investment securities
  available-for-sale...........
Cancellation of partial
  shares.......................                                (11)
Net loss.......................
                                  --------     ------    ---------    ------   -----------    ----------      --------
BALANCE AS OF DECEMBER 31,
  1996.........................                          9,154,157    9,000     59,746,000    (1,039,000)     (640,000)
Stock option compensation
  expense......................                                                   (109,000)      459,000
Exercise of stock options......                            162,766                 174,000
Stock purchase plan............                             21,821                 135,000
Payments on notes receivable...                                                                                553,000
Net increase in unrealized gain
  on investment securities
  available-for-sale...........
Net loss.......................
                                  --------     ------    ---------    ------   -----------    ----------      --------
BALANCE AS OF DECEMBER 31,
  1997.........................                          9,338,744    $9,000   $59,946,000    $ (580,000)     $(87,000)
                                  ========     ======    =========    ======   ===========    ==========      ========

                                     NET
                                 UNREALIZED
                                   GAIN ON
                                 INVESTMENT
                                 SECURITIES                       TOTAL
                                 AVAILABLE-    ACCUMULATED    STOCKHOLDERS'
                                  FOR-SALE       DEFICIT         EQUITY
                                 ----------    -----------    -------------
BALANCE AS OF DECEMBER 31,
  1994.........................  $   62,000    $(19,055,000)   $ 5,166,000
Issuance of Series C
  Convertible Preferred
  Stock........................                                  6,930,000
Stock option compensation
  expense......................                                     49,000
Stock cancellations -- Series B
  Convertible Preferred
  Stock........................
Exercise of stock options......                                     19,000
Net increase in unrealized gain
  on investment securities
  available-for-sale...........      17,000                         17,000
Net income.....................                   2,926,000      2,926,000
                                 ----------    ------------    -----------
BALANCE AS OF DECEMBER 31,
  1995.........................      79,000     (16,129,000)    15,107,000
Issuance of Common Stock.......                                 25,845,000
Stock option compensation
  expense......................                                    763,000
Exercise of stock options......                                    222,000
Stock purchase plan............                                     54,000
Payments on notes receivable...                                     35,000
Conversion of Preferred
  Stock........................
Net increase in unrealized gain
  on investment securities
  available-for-sale...........     110,000                        110,000
Cancellation of partial
  shares.......................
Net loss.......................                  (5,564,000)    (5,564,000)
                                 ----------    ------------    -----------
BALANCE AS OF DECEMBER 31,
  1996.........................     189,000     (21,693,000)    36,572,000
Stock option compensation
  expense......................                                    350,000
Exercise of stock options......                                    174,000
Stock purchase plan............                                    135,000
Payments on notes receivable...                                    553,000
Net increase in unrealized gain
  on investment securities
  available-for-sale...........   2,023,000                      2,023,000
Net loss.......................                  (7,593,000)    (7,593,000)
                                 ----------    ------------    -----------
BALANCE AS OF DECEMBER 31,
  1997.........................  $2,212,000    $(29,286,000)   $32,214,000
                                 ==========    ============    ===========

                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                            STATEMENT OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     -------------------------------------------
                                                         1995            1996           1997
                                                     ------------    ------------   ------------
Cash flows from operating activities:
  Net income (loss)................................  $  2,926,000    $ (5,564,000)  $ (7,593,000)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating activities:
     Depreciation and amortization.................       497,000         598,000        667,000
     Compensation from issuance of common stock
       options.....................................        49,000         763,000        350,000
     Gain on disposal of property..................       (37,000)         (1,000)        (3,000)
     Net amortization of premium and discount on
       investment securities.......................      (271,000)       (447,000)      (127,000)
  Increase (decrease) in cash resulting from
     changes in:
     Contract and accounts receivable..............       201,000         (33,000)      (520,000)
     Prepaid expenses and other assets.............        47,000        (813,000)       488,000
     Accounts payable and accrued liabilities......       271,000         237,000        764,000
     Deferred revenue..............................        76,000         181,000       (431,000)
                                                     ------------    ------------   ------------
          Net cash provided (used) by operating
            activities.............................     3,759,000      (5,079,000)    (6,405,000)
                                                     ------------    ------------   ------------
Cash flows from investing activities:
  Purchases of investment securities
     held-to-maturity..............................   (17,312,000)
  Maturities of investment securities
     held-to-maturity..............................     7,295,000      13,992,000
  Purchase of investment securities
     available-for-sale............................                   (42,624,000)   (13,383,000)
  Maturities of investment securities
     available-for-sale............................                     7,300,000     23,181,000
  Principal payments received on investment
     securities available-for-sale.................        88,000          51,000         29,000
  Proceeds from disposal of property and
     equipment.....................................        44,000           5,000          4,000
  Acquisition of property and equipment............      (120,000)       (182,000)      (172,000)
                                                     ------------    ------------   ------------
          Net cash provided (used) by investing
            activities.............................   (10,005,000)    (21,458,000)     9,659,000
                                                     ------------    ------------   ------------
Cash flows from financing activities:
  Payments on notes receivable from stockholders...                        35,000        553,000
  Proceeds from issuance of stock..................     6,949,000      26,121,000        309,000
  Principal payments on capital lease obligations..      (377,000)       (481,000)      (556,000)
                                                     ------------    ------------   ------------
          Net cash provided by financing
            activities.............................     6,572,000      25,675,000        306,000
                                                     ------------    ------------   ------------
Net increase (decrease) in cash and cash
  equivalents......................................       326,000        (862,000)     3,560,000
Cash and cash equivalents at beginning of year.....     1,948,000       2,274,000      1,412,000
                                                     ------------    ------------   ------------
Cash and cash equivalents at end of year...........  $  2,274,000    $  1,412,000   $  4,972,000
                                                     ============    ============   ============
Supplemental Information:
     Income taxes paid -- Note 7
     Interest paid -- Note 10
     Equipment under capital leases -- Note 10

                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     SIBIA Neurosciences, Inc. (the "Company" or "SIBIA") was founded by The Salk Institute for Biological Studies ("The Salk Institute") and incorporated in Delaware in 1981. SIBIA is engaged in the discovery and development of novel small molecule therapeutics for the treatment of nervous system disorders. The Company is pursuing a molecular target-based approach to drug discovery, and its targets have been selected based on their known or postulated roles in molecular processes critical to normal and pathologic neuronal function. The Company's focus is on the development of therapeutics for the treatment of neurodegenerative, neuropsychiatric and neurological disorders, many of which have large patient populations and represent critical unmet medical needs.

     The Company has been funded to date principally through equity financings, research contracts (generally conducted on a best efforts basis), option, license and royalty revenues. The Company has also received income from the settlement of certain litigation (Note 6).

  Significant Ownership

     The Salk Institute owned 33%, 22% and 21% of the Company's outstanding Common Stock as of December 31, 1995, 1996, and 1997, respectively. Skandigen AB owned 16%, 11% and 11% of the Company's outstanding Common Stock as of December 31, 1995, 1996, and 1997, respectively. Novartis AG, formerly CIBA-GEIGY Limited, owned 11% of the Company's outstanding Common Stock as of December 31, 1996 and 1997.

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

  Fair Value of Financial Instruments

     It is management's belief that the carrying amounts shown for the Company's financial instruments, including cash, investment securities, contracts and accounts receivable, and accounts payable and accrued liabilities, are reasonable estimates of their fair value (Notes 2 and 3).

  Concentration of Risk

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and investment securities. No significant losses have been incurred related to these investments.

     During the years ended December 31, 1995, 1996, and 1997, the Company had three, three and four collaborative research agreements that accounted for 81%, 97% and 95%, respectively, of total revenue (Note 4).

  Collaborative Agreements

     The Company enters into collaborative agreements from time to time with third parties. Such agreements may call for an equity investment by the collaborative partner as well as a commitment for current and future

                           SIBIA NEUROSCIENCES, INC.

research funding in exchange for best efforts research to be provided by the Company. The collaborative agreements may also provide for license fees, milestone payments and royalties. Such agreements define the rights of each party related to the results of such research. Amounts related to research funding and license and royalty rights are recognized in accordance with the specific terms of each collaborative agreement to the extent the Company determines that such recognition is consistent with the substance of the agreement (Note 4).

  Revenue Recognition

     Contract revenue is recognized as the research is performed using the percentage-of-completion method of accounting, primarily based on contract costs incurred to date compared with total estimated costs at completion. Contract revenue related to milestones is recognized upon the achievement of the related milestone and when collection is probable. License revenue is recognized when earned as generally evidenced by certain factors including: receipt of such fees, satisfaction of any performance obligations and the non-refundable nature of such fees. Royalty revenue is recognized when earned and collection is probable.

     Total revenue for the years ended December 31, 1995, 1996, and 1997, includes related party revenue of $4,139,000, $6,606,000 and $3,496,000, respectively.

  Research and Development Costs

     Research and development costs are expensed as incurred and include costs associated with collaborative agreements. These costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company.

  Cash Equivalents

     Cash equivalents are highly liquid investments purchased with an original maturity of three months or less. As of December 31, 1996, $932,000 of the $1,412,000 total cash and cash equivalents was invested in money market funds. As of December 31, 1997, the cash and cash equivalents balance of $4,972,000 was primarily made up of $2,317,000 in money market funds and $2,474,000 in commercial paper.

  Investment Securities

     Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its investment securities as "available-for-sale" or "held-to-maturity". Available-for-sale securities are recorded at fair value with the corresponding unrealized gain or loss reflected as a component of stockholders' equity. Held-to-maturity securities are recorded at amortized cost. Actual gains or losses, if any, on investment securities are reflected in the statement of operations when the underlying securities are sold.

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

                           SIBIA NEUROSCIENCES, INC.

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

  Net Income (Loss) Per Share

     The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), for fiscal 1997 and retroactively restated all prior periods as required. Basic net income per common share is computed by dividing income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed similarly to basic EPS, except that the weighted average number of shares of Common Stock outstanding are increased to include the number of additional shares of Common Stock that would have been outstanding if dilutive potential common shares had been issued. The details of the net income (loss) per share calculations for the years 1995, 1996 and 1997 are as follows:

                                                             DECEMBER 31,
                                               ----------------------------------------
                                                  1995          1996           1997
                                               ----------    -----------    -----------
Net income (loss) used in basic and diluted
  net income per common share................  $2,926,000    $(5,564,000)   $(7,593,000)
Shares used:
  Weighted average common shares used in
     computing basic net income (loss) per
     common share............................   4,893,092      7,596,380      9,247,521
  Weighted average options to purchase common
     stock as determined by application of
     the treasury stock method...............     480,359
  Incremental shares for assumed conversion
     of convertible preferred stock..........     790,084
                                               ----------    -----------    -----------
  Shares used in computing diluted net income
     per common share........................   6,163,535      7,596,380      9,247,521
                                               ==========    ===========    ===========

     All outstanding shares of the Company's preferred stock automatically converted into shares of common stock upon the closing of the Company's initial public offering on May 9, 1996. Shares used in computing diluted net loss per common share for 1995 assume conversion of all outstanding shares of convertible preferred stock at the beginning of that year or upon issuance, whichever is later.

                           SIBIA NEUROSCIENCES, INC.

NOTE 2. INVESTMENT SECURITIES

     The following is a summary of all of the Company's investment securities. All of the Company's securities are classified as available-for-sale. Determination of estimated fair value is based on quoted market prices:

                                                       DECEMBER 31, 1996
                                     ------------------------------------------------------
                                                                     GROSS         GROSS
                                                     ESTIMATED     UNREALIZED    UNREALIZED
                                        COST        FAIR VALUE       GAINS         LOSSES
                                     -----------    -----------    ----------    ----------
U.S. Treasury obligations and
  obligations of U.S government
  agencies.........................  $31,506,000    $31,626,000     $120,000       $
                                     ===========    ===========     ========       ======
U.S. corporate debt securities.....  $ 4,062,000    $ 4,059,000     $              $3,000
                                     ===========    ===========     ========       ======
Mortgage-backed securities.........  $   295,000    $   367,000     $ 78,000       $6,000
                                     ===========    ===========     ========       ======

                                                     DECEMBER 31, 1997
                                   ------------------------------------------------------
                                                                   GROSS         GROSS
                                                   ESTIMATED     UNREALIZED    UNREALIZED
                                      COST        FAIR VALUE       GAINS         LOSSES
                                   -----------    -----------    ----------    ----------
U.S. Treasury obligations and
  obligations of U.S government
  agencies.......................  $21,859,000    $21,923,000    $   67,000     $ 2,000
                                   ===========    ===========    ==========     =======
U.S. corporate debt securities...  $ 4,033,000    $ 4,013,000    $              $20,000
                                   ===========    ===========    ==========     =======
U.S. corporate equity
  securities.....................  $     1,000    $ 2,100,000    $2,099,000     $
                                   ===========    ===========    ==========     =======
Mortgage-backed securities.......  $   271,000    $   339,000    $   73,000     $ 5,000
                                   ===========    ===========    ==========     =======

     The amortized cost and estimated fair value of the debt securities as of December 31, 1997 by contractual maturity are shown below. Actual maturities may differ from the contractual maturities as the issuers of the securities may have the right to call the obligation.

                                                                            ESTIMATED
                                                               COST        FAIR VALUE
                                                            -----------    -----------
Due in one year or less...................................  $18,835,000    $18,853,000
                                                            ===========    ===========
Due in one to five years..................................  $ 7,057,000    $ 7,083,000
                                                            ===========    ===========
Due after ten years.......................................  $   271,000    $   339,000
                                                            ===========    ===========

                           SIBIA NEUROSCIENCES, INC.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1996           1997
                                                            -----------    -----------
PROPERTY AND EQUIPMENT
  Lab equipment...........................................  $ 3,708,000    $ 4,463,000
  Computer equipment......................................      284,000        354,000
  Other...................................................      108,000        171,000
                                                            -----------    -----------
                                                              4,100,000      4,988,000
  Accumulated depreciation and Amortization...............   (2,793,000)    (3,389,000)
                                                            -----------    -----------
                                                            $ 1,307,000    $ 1,599,000
                                                            ===========    ===========
ACCRUED LIABILITIES
  Capital leases obligations, current portion.............  $   482,000    $   528,000
  Accrued vacation........................................      288,000        335,000
  Accrued bonuses.........................................      183,000        531,000
  Other...................................................      296,000        266,000
                                                            -----------    -----------
                                                            $ 1,249,000    $ 1,660,000
                                                            ===========    ===========

NOTE 4. SIGNIFICANT COLLABORATIVE AGREEMENTS

  Novartis AG (Formerly CIBA-GEIGY Limited)

     In October 1992, the Company entered into a three-year collaborative agreement (which included research funding and a $5,000,000 equity investment) with Novartis AG ("Novartis") to develop and utilize SIBIA's receptor/ion channel technology in the area of excitatory amino acid receptors ("EAARs") for the discovery of drugs that interact with these molecular targets. During March 1994, pursuant to the agreement, Novartis purchased 173,611 shares of Series A Convertible Preferred Stock (Note 8). In March 1996, the Company executed an agreement with Novartis to extend the term of its collaborative agreement to September 1998, unless extended by mutual consent or terminated by either party upon six months' notice. In exchange for providing a certain level of scientific research under the agreement, the Company will receive payments from Novartis; additional payments may be received by the Company upon the achievement of certain development milestones and the Company may receive royalties in the event there are sales of products containing a compound developed under the agreement. Pursuant to the extended agreement, Novartis paid SIBIA $500,000 to fund certain capital expenditures and agreed to purchase $7,500,000 of the Company's Common Stock, $5,000,000 of which was purchased in conjunction with the initial public offering of the Company's Common Stock and the remaining $2,500,000 of which will be purchased upon the achievement of certain research milestones. Upon expiration of the collaboration agreement, SIBIA retains the rights to use the program technology for its own drug discovery efforts and may screen molecules from other sources against EAARs and pursue development of these molecules, subject to Novartis' right of first negotiation with respect to such molecules discovered during the three years following expiration of the collaboration agreement. The Company recognized contract revenue related to this agreement of $2,281,000, $3,383,000 and $3,496,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

  Bristol-Myers Squibb Company

     In August 1995, the Company entered into a four-year collaborative agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") relating to the discovery and development of compounds relating to amyloid precusor protein. The collaborative effort includes identifying compounds that are suitable for development into products for commercialization and to conduct preclinical development and clinical trials for

                           SIBIA NEUROSCIENCES, INC.

such compounds. In exchange for providing a certain level of scientific research under the agreement, the Company will receive payments from Bristol-Myers Squibb; additional payments may be received by the Company upon the achievement of certain development milestones. Bristol-Myers Squibb will also pay royalties based on the level of its net sales of products, if any, developed under the agreement. The Company recognized contract revenue related to this agreement of $1,169,000, $3,223,000 and $3,262,000 for the years ended December 31, 1995,
1996 and 1997, respectively.

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

  Meiji Seika Kaisha, Ltd

     In February 1997, the Company entered into a development and license agreement with Meiji Seika Kaisha, Ltd for the development and commercialization of the Company's proprietary nicotinic acetylcholine receptor agonist, SIB-1508Y, as a treatment for Parkinson's disease and other nervous system disorders in Japan and other Asian countries. Under the agreement, the Company received a one-time license fee of $3,000,000 for the license of certain technology to Meiji. In addition, the Company recognizes contract revenue and related development costs related to certain cost sharing provisions of the agreement and may receive development milestone payments and royalties on future product sales, if the product is successfully commercialized in such countries. SIBIA has retained rights to develop and commercialize SIB-1508Y outside of Japan and certain other Asian countries, and has retained rights to manufacture clinical supplies and commercial material worldwide. The Company recognized contract revenue related to this agreement of $114,000 for the year ended December 31, 1997.

  Eli Lilly & Company

     In May 1992, the Company entered into a three-year agreement with Eli Lilly & Company ("Lilly") providing for the discovery and development of drugs which specifically interact with human neuronal calcium channels. As part of the agreement, Lilly purchased 276,470 shares of Common Stock. The agreement was revised, extended and ultimately completed in October 1997. The Company is entitled to receive milestone payments and royalties on sales of products identified by Lilly within a certain period of time and commercialized, and is free to develop compounds and other technology it discovers in this area on its own or with other partners. The Company recognized contract revenue related to this agreement of $1,663,000, $1,609,000 and $665,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

     Total costs incurred under the Company's various collaborative agreements for the years ended December 31, 1995, 1996 and 1997, including certain administrative costs, aggregated $4,381,000, $5,671,000 and $7,313,000, respectively.

NOTE 5. SIGNIFICANT OPTION AND LICENSE AGREEMENTS

  The Salk Institute

     In 1988, SIBIA entered into a license agreement with The Salk Institute covering a number of nAChR subunit clones. This agreement was amended in March 1996 such that the license to the issued U.S. patents and related patent applications became an exclusive worldwide license. Pursuant to the agreement, as amended, SIBIA is obligated to pay royalties to The Salk Institute on sales of products resulting from The Salk Institute's nAChR technology. In addition, the Company is required to make certain minimum annual

                           SIBIA NEUROSCIENCES, INC.

royalty payments to The Salk Institute beginning in 2002. Failure to pay such royalties will result in the related license becoming non-exclusive.

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

  Cephalon, Inc.

     In October 1991, the Company entered into a development and option-to-license agreement with Cephalon, Inc. ("Cephalon") for certain proprietary technology related to the development and production of recombinant insulin-like growth factor ("IGF-1"), known as Myotrophin, on a commercial basis for certain applications. The option-to-license was subsequently expanded to include additional applications. All options-to-license the IGF-1 technology were exercised and the license agreements, as executed, include a provision for the payment of licensing fees upon the occurrence of certain development milestones and royalties on the sales of products using licensed technology. In 1995, the Company received a non-refundable payment of $1,750,000 from Cephalon to reduce the royalty percentage on sales of an IGF-1 product within the neurology field.

  Aurora Biosciences Corporation

     In January 1997, the Company entered into an agreement with Aurora Biosciences Corporation ("Aurora"). Under the agreement, the Company gave Aurora non-exclusive rights to practice under its patents for transcription-based assays and certain other patents related to automated drug screening. In return, the Company received 160,000 shares of Aurora's Common Stock and non-exclusive rights to several assay technologies, including novel reporter molecules, that will facilitate the Company's high throughput screening and drug discovery efforts directed to certain receptor, ion channel and enzyme targets associated with nervous system disorders. Both parties received limited sublicensing rights to each other's patents. In December 1997 Aurora entered into agreements with Lilly and Merck to sublicense certain of SIBIA's patents when used in conjunction with Aurora technologies.

NOTE 6. SETTLEMENT OF LITIGATION

     In October 1995, the Company entered into settlements with two law firms for failure to properly file a foreign patent application. The Company accepted $4,633,000 in total damages and received $3,146,000 in net proceeds after payment of $1,487,000 in legal expenses.

NOTE 7. INCOME TAXES

     As of December 31, 1997, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $28,640,000 and $8,407,000, respectively, which expire beginning in 2006 and 2002, respectively. As of December 31, 1997, the Company had federal and state tax credits for research activities totaling approximately $1,393,000 and $381,000, respectively, which are available to offset future income taxes. The federal credits expire during the years 2004 to 2013.

     The Company's ability to utilize net operating loss carryforwards and tax credits is subject to limitations as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership

                           SIBIA NEUROSCIENCES, INC.

change of more than 50% by a combination of the Company's significant stockholders during any three-year period would result in certain limitations on the Company's ability to utilize its net operating loss and credit carryforwards.

     Deferred tax liabilities and assets are summarized as follows:

                                                          DECEMBER 31,
                                                  ----------------------------
                                                      1996            1997
                                                  ------------    ------------
Deferred tax liabilities:
  Depreciation..................................  $   (431,000)   $   (517,000)
                                                  ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards..............     6,581,000      10,228,000
  Research and development credits..............     1,486,000       1,774,000
  Research and development capitalized for state
     tax purposes...............................     1,855,000         708,000
  Capital lease obligations.....................       408,000         487,000
  Other.........................................       377,000         449,000
                                                  ------------    ------------
          Total deferred tax assets.............    10,707,000      13,646,000
                                                  ------------    ------------
Net deferred tax assets.........................    10,276,000      13,129,000
Valuation allowance.............................   (10,276,000)    (13,129,000)
                                                  ------------    ------------
Deferred taxes..................................  $         --    $         --
                                                  ============    ============

     As of December 31, 1997, the Company has provided a deferred tax asset valuation allowance for net deferred tax assets which "more likely than not" will not be realized based on recent and expected trends in operating results.

     The Company paid state franchise taxes of $13,000, $31,000 and $25,000 during 1995, 1996 and 1997, respectively.

NOTE 8. STOCKHOLDERS' EQUITY

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

                           SIBIA NEUROSCIENCES, INC.

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

  Share Purchase Rights Plan

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

  Warrants

     As of December 31, 1996 and 1997, warrants to purchase 258,359 shares of Common Stock (the "warrants") were outstanding. The warrants were issued in September 1991 as part of an acquisition. The warrants are exercisable through October 31, 2001 upon the Company's achieving $50,000,000 from net sales of, or royalties from, products utilizing the related acquired technology. The license agreement to which the technology relates was cancelled in 1994 and the Company is no longer utilizing the related technology. The warrants are not presently exercisable and management believes that the warrants will never be exercisable. No separate value was assigned to the warrants in 1991 as the Company determined their value to be de minimis.

NOTE 9. EMPLOYEE BENEFIT PLANS

  Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. Compensation expense, as appropriate, has been recorded related to option grants and is being amortized to operations over the related vesting period. No compensation expense has been recognized for its stock purchase plan. Had compensation cost for the Company's stock-based compensation awards issued during 1996 and 1997 been determined based on the fair value at the grant dates of awards consistent with the method of Statement of Financial Accounting Standards No. 123, the

                           SIBIA NEUROSCIENCES, INC.

Company's actual net income (loss) and pro forma net income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                     DECEMBER 31,
                                       ----------------------------------------
                                          1995          1996           1997
                                       ----------    -----------    -----------
Net income (loss):
  As reported........................  $2,926,000    $(5,564,000)   $(7,593,000)
  Pro forma..........................   2,698,000     (5,856,000)    (8,215,000)
Basic net income (loss) per share:
  As reported........................  $      .60    $     (0.73)   $     (0.82)
  Pro forma..........................         .55          (0.77)         (0.89)
Diluted net income (loss) per share:
  As reported........................  $      .47    $     (0.73)   $     (0.82)
  Pro forma..........................         .44          (0.77)         (0.89)

     For purposes of determining the pro forma amounts, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1995, 1996 and 1997, respectively: dividend yield of 0.0% for all years, risk-free interest rates of 6.01%, 6.16% and 5.70%, expected volatility of 0.0%, 34.2% and 66.0%, and expected lives of 4.0, 5.81 and 7.5 years. The weighted average fair value of options granted during 1995, 1996 and 1997 for which the exercise price equals the market price on the grant date was $0.30, $5.29 and $4.79, respectively. The weighted average fair value of options granted during 1995 and 1996 for which the exercise price was less than the market price on the grant date was $4.58 and $6.21, respectively. The fair value of the employees' purchase rights is estimated using the Black-Scholes model with the following weighted average assumptions used for purchase rights granted during the years ended December 31, 1996 and 1997, respectively: dividend yield of 0.0% for both years, risk-free interest rate of 5.41% and 5.43%, expected volatility of 66.8% and 66.6% and an expected life of
1.26 and 1.47 years. The weighted average fair value of those purchase rights granted in 1996 and 1997 was $4.91 and $5.22, respectively.

  Stock Option and Equity Incentive Plans

     The Company has various stock option plans and an equity incentive plan whereby 2,694,306 shares of the Company's Common Stock have been reserved for issuance to its officers, directors, employees and consultants. The plans are administered by the Board of Directors or its designees and provide generally that, for incentive stock options, the exercise price shall not be less than the fair market value of the shares on the date of grant and, for non-qualified stock options, the price shall not be less than 85% of the fair market value of the shares on the date of grant as determined by the Board of Directors. The options expire not later than ten years from the date of grant and are generally subject to vesting over four years, as determined by the

                           SIBIA NEUROSCIENCES, INC.

Board of Directors. A summary of the changes in options outstanding under the plans for the three years ended December 31, 1997 is as follows:

                                                                         WEIGHTED
                                                          OPTIONS        AVERAGE
                                                        OUTSTANDING   EXERCISE PRICE
                                                        -----------   --------------
Balance, December 31, 1994............................   1,209,809        $1.30
  Options granted:
     Price equal to the market price of stock
       on grant date..................................     128,310         1.45
     Price less than the market price of stock on
       grant date.....................................     110,919         1.18
  Options exercised...................................     (23,500)        0.80
  Options forfeited...................................     (56,559)        1.29
                                                         ---------
Balance, December 31, 1995............................   1,368,979         1.31
  Options granted:
     Price equal to the market price of stock on grant
       date...........................................     173,975         7.32
     Price less than the market price of stock on
       grant date.....................................     186,282         2.01
  Options exercised...................................    (570,706)        1.43
  Options forfeited...................................     (36,910)        3.06
                                                         ---------
Balance, December 31, 1996............................   1,121,620         2.24
  Options granted:
     Price equal to the market price of stock on grant
       date...........................................     257,892         6.82
  Options exercised...................................    (151,545)        1.02
  Options forfeited...................................     (40,400)        5.20
                                                         ---------
Balance, December 31, 1997............................   1,187,567         3.29
                                                         =========
Exercisable, December 31, 1997........................     506,833         2.68
                                                         =========
Available for future grant, December 31, 1997.........   1,328,479
                                                         =========

     Included as options outstanding as of December 31, 1997 in the above table are options to purchase 355,374 shares of Common Stock under the Management Change of Control Plan which, in the event of a change of control, may have accelerated vesting of unvested options as determined by the value of the Company on the date of such a change of control. Also included as options outstanding as of December 31, 1997 in the above table are options to purchase 385,186 shares of Common Stock under the 1996 Equity Incentive Plan. Shares of Common Stock issued under the 1996 Equity Incentive Plan may be subject to a repurchase feature in favor of the Company in accordance with a vesting schedule to be determined by the Board of Directors; however; the right to repurchase at the original purchase price will lapse at a minimum rate of 20% per year over the five-year period following the date that the award was granted. The repurchase feature can be exercised by the Company within the 90-day period following the stockholder's termination of employment or the relationship as a director or consultant.

                           SIBIA NEUROSCIENCES, INC.

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                                   WEIGHTED
                                    AVERAGE
                                   REMAINING       WEIGHTED                       WEIGHTED
     RANGE OF         NUMBER      CONTRACTUAL      AVERAGE         NUMBER         AVERAGE
  EXERCISE PRICES   OUTSTANDING      LIFE       EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
  ---------------   -----------   -----------   --------------   -----------   --------------
       $   0.85        355,374       6.91           $0.85          161,504         $0.85
    1.23 - 1.70        253,949       1.91            1.45          174,564          1.43
    1.91 - 2.13        159,058       3.15            1.91           48,938          1.92
    6.50 - 8.38        393,591       9.25            6.82          102,676          6.70
    9.75 - 9.88         25,595       8.41            9.78           19,151          9.76
                     ---------                                     -------
                     1,187,567                                     506,833
                     =========                                     =======

  Employee Stock Purchase Plan

     In February 1996, the Company adopted the Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code in which eligible employees may use funds from accumulated payroll deductions to purchase shares of Common Stock at the end of each designated purchase period. Employees may contribute up to 15% of base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is 85% of the fair market value of Common Stock determined at the beginning or end of each purchase period, whichever is lower. The Company has reserved 500,000 shares of Common Stock for issuance under the plan. In 1997, the Company issued 21,821 shares of Common Stock under the plan.

  Retirement Savings Plan

     The Company has a savings plan under Section 401(k) of the Internal Revenue Code which covers all employees who meet minimum age requirements. Employees can contribute up to 9% of their salaries, but not in excess of the amount deductible for income tax purposes. The Company currently matches 50% of employee contributions up to 6% of an employee's salary, limited to the maximum contribution allowable for income tax purposes. Employer contributions are vested proportionately over five years of service. The plan may be amended or discontinued at anytime by the Company. During 1995, 1996 and 1997, the Company contributed $104,000, $121,000, and $161,000, respectively, to the plan.

NOTE 10. COMMITMENTS AND CONTINGENCIES

  Capital Leases

     Certain scientific instrumentation, computer equipment and other equipment acquired under available lease-line credit facilities are subject to leases which are classified as capital leases. These capital leases mature at various dates through 2001 and have interest rates between 4.9% and 8.1%. As of December 31, 1997, $2,715,000 ($1,182,000 net of accumulated amortization) of such leased equipment is included in property and equipment. For the years ended December 31, 1995, 1996 and 1997, $392,000, $483,000 and $542,000 in amortization expense, respectively, was recorded related to property acquired under capital leases.

     During 1995, 1996 and 1997, $71,000, $66,000 and $57,736, respectively, was paid in imputed interest on capital leases.

     For the years ended December 31, 1995, 1996 and 1997 the Company had non-cash financing activities in the form of capital leases for $264,000, $330,000 and $778,000, respectively.

                           SIBIA NEUROSCIENCES, INC.

  Operating Leases

     The Company leases its principal facilities under a long-term operating lease which expires December 31, 2001. The Company has the option to extend the lease for a period of five years. Rent expense was $563,000, $705,000, and $967,000 net of sub-lease income of $571,000, $586,000 and $400,000 for 1995,
1996 and 1997, respectively.

     Future minimum lease payments for capital and operating leases as of December 31, 1997 are as follows (operating lease payments are net of noncancellable sub-lease income of $718,000 over the term of the agreements).

                                                       CAPITAL      OPERATING
                                                        LEASES        LEASES
                                                      ----------    ----------
1998................................................  $  586,000    $1,011,000
1999................................................     362,000     1,176,000
2000................................................     246,000     1,518,000
2001................................................     132,000     1,563,000
                                                      ----------    ----------
          Total minimum lease payments..............   1,326,000    $5,268,000
                                                                    ==========
Amount representing interest........................     103,000
                                                      ----------
Obligations under capital leases....................   1,223,000
Less portion due within one year....................     528,000
                                                      ----------
Long-term capital lease obligations.................  $  695,000
                                                      ==========

  Legal Proceedings

     On July 9, 1996, the Company filed an action for patent infringement against Cadus Pharmaceutical Corporation ("Cadus") in the United States District Court for the Southern District of California. Through the complaint, the Company seeks damages in an unspecified amount and injunctive relief. On August 1, 1996, Cadus filed its answer and counterclaim to the Company's complaint. The counterclaim asserts claims that the '629 patent and the Company's U.S. Patent No. 5,436,128, entitled "Assay Methods and Composition for Detecting and Evaluating the Intracellular Transduction of an Extracellular Signal," are invalid, unenforceable and not infringed, and further asserts claims for intentional interference with prospective economic advantage and unfair competition. The counterclaim seeks declaratory relief and compensatory and punitive damages in an unspecified amount. Company management believes that its complaint against Cadus is well-founded and necessary to protect the value of its intellectual property portfolio. Management believes that Cadus' counterclaim is without merit and intends to vigorously prosecute its claim of infringement and defend against Cadus' counterclaim. Management believes that the ultimate resolution of the above matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

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