Form 10-Q
period 1998-03-31
SIBIA NEUROSCIENCES INC
filed 1998-05-15
CIK 1011065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
  [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      Class                      Outstanding at April 30, 1998
                      -----                      -----------------------------
        Common Stock, $.001 par value                     9,393,498

                            SIBIA Neurosciences, Inc.

                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I. FINANCIAL INFORMATION

ITEM 1.        Condensed Financial Statements

               Condensed Balance Sheet as of December 31, 1997
                and March 31, 1998 (Unaudited).....................................       3

               Condensed Statement of Operations and Comprehensive Loss
                (Unaudited) for the Three Months Ended March 31, 1997 and 1998.....       4

               Condensed Statement of Cash Flows (Unaudited) for the Three
                Months Ended March 31, 1997 and 1998...............................       5

               Notes to Financial Statements (Unaudited)...........................       6

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................      8


PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings...........................................................     12

ITEM 2. Changes in Securities and Use of Proceeds...................................     12

ITEM 3. Defaults Upon Senior Securities.............................................     13

ITEM 4. Submission of Matters to a Vote of Security Holders.........................     13

ITEM 5. Other Information...........................................................     13

ITEM 6. Exhibits and Reports on Form 8-K............................................     13


SIGNATURE...........................................................................     14


PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements

                            SIBIA NEUROSCIENCES, INC.
                             CONDENSED BALANCE SHEET

                                                                December 31, 1997      March 31, 1998
                                                                -----------------      --------------
                                                                                        (Unaudited)
                                        ASSETS

Current assets:
  Cash and cash equivalents .................................      $  4,972,000       $  3,537,000
  Investment securities .....................................        28,375,000         26,386,000
  Contracts and accounts receivable .........................           588,000            315,000
  Prepaid expenses and other current assets .................           550,000            697,000
                                                                   ------------       ------------
          Total current assets ..............................        34,485,000         30,935,000
Property and equipment, net .................................         1,599,000          1,913,000
Other assets ................................................            96,000            512,000
                                                                   ------------       ------------
                                                                   $ 36,180,000       $ 33,360,000
                                                                   ============       ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ..........................................      $  1,611,000       $  2,533,000
  Accrued liabilities .......................................         1,660,000          1,970,000
  Deferred revenue ..........................................                               92,000
                                                                   ------------       ------------
          Total current liabilities .........................         3,271,000          4,595,000
Long-term capital lease obligations .........................           695,000            955,000
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000
     shares authorized
  Common Stock, $.001 par value; 25,000,000
    shares authorized; 9,338,744 and 9,376,999
    shares issued and outstanding at December 31,
    1997 and March 31, 1998, respectively ...................             9,000              9,000
  Additional paid-in capital ................................        59,946,000         59,990,000
  Deferred compensation .....................................          (580,000)          (499,000)
  Notes receivable from stockholders ........................           (87,000)           (87,000)
  Accumulated other comprehensive income ....................         2,212,000          1,735,000
  Accumulated deficit .......................................       (29,286,000)       (33,338,000)
                                                                   ------------       ------------
          Total stockholders' equity ........................        32,214,000         27,810,000
                                                                   ------------       ------------
                                                                   $ 36,180,000       $ 33,360,000
                                                                   ============       ============

                       See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
      CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                            -------------------------------
                                                                                1997              1998
                                                                            -----------       -----------
Revenue:
  Contract ...........................................................      $ 1,883,000       $ 1,534,000
  License and royalty ................................................           60,000
                                                                            -----------       -----------
     Total revenue (Note 3) ..........................................        1,943,000         1,534,000
                                                                            -----------       -----------
Operating expenses:
  Research and development ...........................................        3,959,000         4,796,000
  General and administrative .........................................        1,155,000         1,491,000
                                                                            -----------       -----------
     Total operating expenses ........................................        5,114,000         6,287,000
                                                                            -----------       -----------
                                                                             (3,171,000)       (4,753,000)
                                                                            -----------       -----------
Other income (expense):
  Interest income ....................................................          584,000           464,000
  Interest expense ...................................................          (15,000)          (23,000)
  Gain on sale of investment .........................................                            260,000
  Other ..............................................................            2,000
                                                                            -----------       -----------
                                                                                571,000           701,000
                                                                            -----------       -----------
Net loss .............................................................      $(2,600,000)      $(4,052,000)
Other comprehensive income - unrealized
  holding losses arising during period ...............................         (152,000)         (217,000)
Less: reclassification adjustment for
  gains realized in net loss .........................................                            260,000
                                                                            -----------       -----------
Comprehensive loss ...................................................      $(2,752,000)      $(4,529,000)
                                                                            ===========       ===========


Basic and diluted net loss per common share ..........................      $     (0.28)      $     (0.43)
                                                                            ===========       ===========
Shares used in computing basic and diluted net
  loss per common share ..............................................        9,179,552         9,365,155
                                                                            ===========       ===========

                       See accompanying notes to financial statements

                            SIBIA NEUROSCIENCES, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                 Three Months Ended
                                                                      March 31,
                                                            ----------------------------
                                                               1997             1998
                                                            -----------     -----------
Cash flows from operating activities:
 Net loss ..............................................    $(2,600,000)    $(4,052,000)
 Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization ......................        155,000         217,000
    Compensation from issuance of common stock options .         98,000          81,000
    Gain on disposal of property .......................         (2,000)
    Gain on sale of investment .........................                       (260,000)
    Net amortization of premium and discount on
      investment securities ............................        (16,000)        (23,000)
 Increase (decrease) in cash resulting from changes
    in:
    Contract and accounts receivable ...................       (292,000)        273,000
    Prepaid expenses and other assets ..................       (198,000)       (563,000)
    Accounts payable and accrued liabilities ...........      1,213,000       1,181,000
    Deferred revenue ...................................      2,794,000          92,000
                                                            -----------     -----------
         Net cash provided (used) by operating
          activities ...................................      1,152,000      (3,054,000)
                                                            -----------     -----------
 Cash flows from investing activities:
  Purchase of investment securities available-for-sale .     (1,970,000)     (2,977,000)
  Maturities of investment securities available-for-sale      4,000,000       4,760,000
  Principal payments received on investment securities
    available-for-sale .................................          7,000          12,000
  Proceeds from disposal of property and equipment .....          2,000
  Acquisition of property and equipment ................        (30,000)        (34,000)
                                                            -----------     -----------
         Net cash provided (used) by investing
            activities .................................      2,009,000       1,761,000
                                                            -----------     -----------

Cash flows from financing activities:
  Proceeds from issuance of stock ......................         45,000          44,000
  Principal payments on capital lease obligations ......       (126,000)       (186,000)
                                                            -----------     -----------
         Net cash provided (used) by financing
            activities .................................        (81,000)       (142,000)
                                                            -----------     -----------
Net increase (decrease) in cash and cash equivalents ...      3,080,000      (1,435,000)
Cash and cash equivalents at beginning of period .......      1,412,000       4,972,000
                                                            -----------     -----------
Cash and cash equivalents at end of period .............    $ 4,492,000     $ 3,537,000
                                                            ===========     ===========

Supplemental Information:
  Equipment under capital leases .......................    $   104,000     $   497,000
                                                            ===========     ===========

                       See accompanying notes to financial statements.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the SEC.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

2.      NET LOSS PER COMMON SHARE

The Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share" ("EPS"), for fiscal 1997 and retroactively restated all prior periods as required. Basic net income per common share is computed by dividing income available to holders of Common Stock by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed similarly to basic EPS, except that the weighted average number of shares of Common Stock outstanding are increased to include the number of additional shares of Common Stock that would have been outstanding if dilutive potential common shares had been issued. For all periods presented, both basic and diluted loss per common share are computed based on the weighted average number of shares of Common Stock outstanding during the period. Stock options could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share as their effect is antidilutive for the periods presented.

3.      RELATED PARTY TRANSACTIONS

Total revenue for the three-month period ended March 31, 1998 included $713,000 from a collaborative partner that is a related party. For the corresponding period in 1997, total revenue included $926,000 from a collaborative partner that is a related party.

4.      COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation with Cadus Pharmaceutical Corporation. See further discussion of this matter at Item 1 in Part II of this Form 10-Q.

5.      ADOPTION OF NEW ACCOUNTING STANDARD

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement, which is required to be adopted effective January 1, 1998, requires the presentation of a statement of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. Comprehensive income (loss) for the Company, in addition to net loss, includes unrealized gains and losses on marketable securities available for sale, currently recorded in stockholders' equity.

6.      RECLASSIFICATIONS

Certain reclassifications have been made to the fiscal 1997 amounts to conform to the presentation used in fiscal 1998.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those discussed in this report. Factors that might cause or contribute to such differences include, without limitation, those discussed in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) as well as those discussed in the Company's Form 10-K for the year ended December 31, 1997 under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

To date, the Company's operations have been funded primarily through equity financings, research contracts, option and license and royalty revenues. In addition, SIBIA received funds from the sale of its interest in a corporate joint venture in 1994 and from the settlement of certain litigation in 1995, with which it has purchased investment securities and which it has used to finance its operations. As of March 31, 1998, the Company had an accumulated deficit of approximately $33,338,000.

The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. Except for 1995, the Company has incurred net losses every year since shifting its area of therapeutic focus to the central nervous system in 1991. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research, development and clinical trial efforts expand. The Company expects that its revenue and other income for the next several years will fluctuate significantly from quarter to quarter and will be limited to payments under its collaborative relationships, license fees, interest income and other miscellaneous income.

In May 1998 the Company modified the protocol for the ongoing Phase II study of SIB-1508Y, a selective brain nicotinic cholinergic agonist for Parkinson's disease. The modification was made in response to the appearance of lightheadedness, which was problematic for some patients in the study and involved a reduction in dose levels and a change in dosing schedule for new patients entering the trial. Although the Company still hopes to complete the Phase II study in the second half of 1998, the change in protocol could extend that timetable into 1999.

RESULTS OF OPERATIONS

Revenue

The Company's total revenue decreased from $1,943,000 for the first quarter ended March 31, 1997, compared to $1,534,000 for the same period in 1998. The decrease in the comparable three-month periods was due primarily to the completion, in October 1997, of the research phase of SIBIA's collaboration with Eli Lilly and Company.

Expenses

Research and development expenses increased from $3,959,000 for the first quarter ended March 31, 1997 to $4,796,000 for the same period in 1998. The increase in research and development expenses was primarily the result of the commencement of Phase II clinical trials of SIB-1508Y in Parkinson's disease patients, continued pre-clinical development of SIB-1553A, currently in development for Alzheimer's disease and expanded programs in drug discovery.

General and administrative expenses increased from $1,155,000 for the first quarter ended March 31, 1997 to $1,491,000 for the same period in 1998. The increase in general and administrative expenses in the comparable three-month periods was due primarily to increased legal fees related to various litigation matters.

Other Income

Other income increased from $571,000 for the first quarter ended March 31, 1997 to $701,000 for the same period in 1998. The increase in other income in the comparable three-month periods was due primarily to the net effect of a gain on the sale of equity securities and decreased interest income as a result of a lower average cash and investment balances carried in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and investment securities were approximately $33,347,000 at December 31, 1997 as compared to $29,923,000 at March 31, 1998.
The primary use of cash and investments was to finance the Company's continuing operations.

To date, the Company has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis) and option, license and royalty revenues. The Company has also received funds from the sale of its interest in the SISKA Diagnostics, Inc. joint venture and the settlement of certain litigation. Since 1991, the Company has received approximately $41,775,000 in net proceeds from the sale of Convertible Preferred Stock and Common Stock to investors and collaborative partners and approximately $49,470,000 in contract, license and royalty revenue. The Company is entitled to receive additional payments under the collaborative agreements in the form of contract revenue, milestone payments, if milestones are achieved, and royalties, if products are commercialized. The research phase of the Company's collaboration with Novartis AG is scheduled to conclude in September 1998. Although SIBIA is discussing with Novartis different options for the period subsequent to September 1998, the Company does not expect that ongoing research funding will continue. As of March 31, 1998, the Company had an accumulated deficit of $33,338,000.

The Company believes its proprietary drug discovery platform will lead to corporate collaboration and licensing opportunities which may generate future revenues in the form of license fees, milestone payments and/or royalties.

The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,497,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates, if necessary. The Company has an option to extend its lease for an additional five years. Since 1991, the Company has invested $4,369,000 in property and equipment. Included within this amount is $3,583,000 of equipment under capital leases.

The Company anticipates that the cash, cash equivalents and investment securities balance of $29,923,000 as of March 31, 1998 will be used to support continued research and development of its technologies and fund other general and administrative expenditures and will be sufficient to maintain operations through 1999. The Company expects to incur substantial research and development expenses including continued increases in personnel costs and costs related to the continued expansion of its drug discovery platform and pre-clinical testing and early stage clinical trials. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with pre-clinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional licensing and/or collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company. The Company intends to seek additional funding through research and development relationships with suitable corporate collaborators or through public or private financing. There can be no assurance that the Company will be successful in its efforts to collaborate with additional partners or that additional financing from other sources will be available on favorable terms, if at all.

Payments under existing collaborative agreements and the Company's current cash reserves and investment securities will be insufficient to fund the Company's operations through the completion of any clinical trials and commercialization of its first product, if developed. Although the Company will seek to obtain additional funds through public or private equity or debt financings, collaborative or other arrangements with corporate partners or from other sources, there can be no assurance that additional financing will be available or, if available, that it will be available on acceptable terms. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders would result. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs or to obtain funds through additional arrangements with corporate partners or others which may require the Company to relinquish rights to certain of its technologies or product candidates that the Company would not otherwise relinquish, which could have a material adverse effect on the Company's business.

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

The Company is in the process of assessing the impact of the year 2000 on its operations and systems. Management has developed a plan to address identified issues within the Company. The Company does not yet know the full extent, if any, of the impact of the year 2000 on its systems and equipment, but at this point does not expect the costs associated with its becoming year 2000 compliant to be material. The Company is also in the process of communicating with third parties with which it conducts business to assess whether they are or will be year 2000 compliant. There can be no assurance, however, that such third parties, including suppliers, clinical research organizations and collaborative parties, are using systems that are year 2000 compliant or will address any year 2000 issues in a timely fashion. Any year 2000 compliance problems of the Company, its suppliers, its clinical research organizations, its collaborative partners, or others could have a material adverse effect on the Company's business, results of operations and financial condition.

PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings:

On July 9, 1996, the Company filed an action for patent infringement against Cadus in the United States District Court for the Southern District of California. The complaint asserts that Cadus' assay technology infringes the Company's U.S. Patent No. 5,401,629 (the "`629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intracellular Signal." Through the complaint, the Company seeks damages in an unspecified amount and injunctive relief.

On August 1, 1996, Cadus filed its answer and a counterclaim to the Company's complaint. The counterclaim asserts claims that the `629 patent and the Company's U.S. Patent No. 5,436,128, entitled "Assay Methods and Composition for Detecting and Evaluating the Intracellular Transduction of an Extracellular Signal," are invalid, unenforceable and not infringed, and further asserts claims for intentional interference with prospective economic advantage and unfair competition. The counterclaim seeks declaratory relief and compensatory and punitive damages in an unspecified amount. The court has scheduled trial of the action for November 3, 1998.

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

ITEM 2. Changes in Securities and Use of Proceeds:

Securities Act Rule 229.463 ("Rule 463") required issuers to report on Form SR their use of proceeds, following an initial public offering, within ten days of the first three months following the effective date of the registration statement, and every six months thereafter, until the application of all such proceeds was complete. Effective September 2, 1997, pursuant to Release No. 34-38850, the Securities and Exchange Commission ("SEC") amended Rule 463 to eliminate Form SR and now requires a first-time registrant to report the application of proceeds in each of its periodic reports filed pursuant to the requirements under the Exchange Act until the application of such proceeds is complete. Prior to September 2, 1997, the Company utilized Form SR to report the application of proceeds received by the Company following its initial public offering.

The information provided below represents a reasonable estimate of the cumulative application, through March 31, 1998, of the net proceeds of $20,842,000 which were received following the Company's initial public offering on May 9, 1996:

        Purchase and installation of machinery and equipment            $189,869

        Repayment of indebtedness                                       $637,164
        Working capital used to fund operations                      $20,014,967



Except for payments described in the following sentence, the cumulative application of the net offering proceeds listed above represents direct payments to others. No payments were made to directors or officers or to their associates except for payments made in the ordinary course of business which include, but may not be limited to, the payment of officer salaries, fringe benefits, and expense reimbursements or compensation paid to directors for their services provided to the Company under consulting arrangements. At March 31, 1998, the Company had no proceeds pending final application.


ITEM 3. Defaults Upon Senior Securities:

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders:

        None.

ITEM 5. Other Information:

        None.

ITEM 6. Exhibits and Reports on Form 8-K:

        (a)    Exhibits

               10.1   Registrant's Management Change of Control Plan, as amended.
               10.2   Employment Agreement dated February 23, 1998 between
                      Registrant and Jeffrey F. McKelvy, Ph.D.
               27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)

               (b)    Reports on Form 8-K

                      None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                             .    SIBIA Neurosciences, Inc.



Date:      May 15, 1998           By:  /s/ THOMAS A. REED
           -------------------         -----------------------------------
                                       Thomas A. Reed
                                       Vice President, Finance & Administration,
                                       and Chief Financial Officer
                                       (on behalf of the registrant and as the
                                       registrant's principal financial officer)