Form 10-Q
period 1998-06-30
SIBIA NEUROSCIENCES INC
filed 1998-08-14
CIK 1011065

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                         Commission File Number: 0-28310

                            SIBIA Neurosciences, Inc.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     95-3616229
-------------------------------             ------------------------------------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at July 31, 1998
             -----                                 ----------------------------
 Common Stock, $.001 par value                              9,453,013

                            SIBIA Neurosciences, Inc.

                                      INDEX

                                                                              PAGE
                                                                              ----
PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

        Condensed Balance Sheet as of June 30, 1998 (Unaudited) and
          December 31, 1997.....................................................3

        Condensed Statement of Operations and Comprehensive Loss
          (Unaudited) for the Three Months and Six Months Ended June
          30, 1998 and 1997.....................................................4

        Condensed Statement of Cash Flows (Unaudited) for the Six Months
           Ended June 30, 1998 and 1997.........................................5

        Notes to Financial Statements (Unaudited)...............................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.............................................8

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk..............10

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings .....................................................11

ITEM 2. Changes in Securities and Use of Proceeds..............................11

ITEM 3. Defaults Upon Senior Securities........................................11

ITEM 4. Submission of Matters to a Vote of Security Holders....................12

ITEM 5. Other Information......................................................12

ITEM 6. Exhibits and Reports on Form 8-K.......................................12

SIGNATURE......................................................................13

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements

                            SIBIA NEUROSCIENCES, INC.
                             CONDENSED BALANCE SHEET

                                                                                June 30, 1998    December 31, 1997
                                                                                -------------    -----------------
                                                                                 (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ...............................................      $  6,038,000       $  4,972,000
  Investment securities ...................................................        19,886,000         28,375,000
  Contracts and accounts receivable .......................................           263,000            588,000
  Prepaid expenses and other current assets ...............................           597,000            550,000
                                                                                 ------------       ------------
          Total current assets ............................................        26,784,000         34,485,000
Property and equipment, net ...............................................         2,106,000          1,599,000
Other assets ..............................................................           740,000             96,000
                                                                                 ------------       ------------
                                                                                 $ 29,630,000       $ 36,180,000
                                                                                 ============       ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ........................................................      $  2,788,000       $  1,611,000
  Accrued liabilities .....................................................         1,505,000          1,660,000
  Deferred revenue ........................................................            13,000
                                                                                 ------------       ------------
          Total current liabilities .......................................         4,306,000          3,271,000
Long-term capital lease obligations .......................................         1,057,000            695,000
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000
     shares authorized
 Common Stock, $.001 par value; 25,000,000 shares authorized; 9,400,313 and
    9,338,744 shares issued and outstanding at June 30, 1998 and December
    31, 1997, respectively ................................................             9,000              9,000
  Additional paid-in capital ..............................................        60,078,000         59,946,000
  Deferred compensation ...................................................          (428,000)          (580,000)
  Notes receivable from stockholders ......................................           (87,000)           (87,000)
  Accumulated other comprehensive income ..................................           484,000          2,212,000
  Accumulated deficit .....................................................       (35,789,000)       (29,286,000)
                                                                                 ------------       ------------
          Total stockholders' equity ......................................        24,267,000         32,214,000
                                                                                 ------------       ------------
                                                                                 $ 29,630,000       $ 36,180,000
                                                                                 ============       ============




                       See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
      CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                   Three Months Ended                     Six Months Ended
                                                                        June 30,                              June 30,
                                                             -------------------------------       -------------------------------
                                                                 1998               1997               1998               1997
                                                             ------------       ------------       ------------       ------------
Revenue:
Contract.................................................    $  2,276,000       $  1,842,000       $  3,810,000       $  3,623,000
License and royalty......................................          85,000          3,164,000             85,000          3,326,000
                                                             ------------       ------------       ------------       ------------
Total revenue (Note 3) ..................................       2,361,000          5,006,000          3,895,000          6,949,000
                                                             ------------       ------------       ------------       ------------
Operating expenses:
Research and development ................................       4,514,000          4,111,000          9,310,000          8,070,000
General and administrative ..............................       1,586,000          1,487,000          3,077,000          2,642,000
                                                             ------------       ------------       ------------       ------------
Total operating expenses ................................       6,100,000          5,598,000         12,387,000         10,712,000
                                                             ------------       ------------       ------------       ------------
                                                               (3,739,000)          (592,000)        (8,492,000)        (3,763,000)
Other income (expense):
Interest income .........................................         412,000            584,000            876,000          1,168,000
Interest expense ........................................         (24,000)           (14,000)           (47,000)           (29,000)
Gain on sale of investment ..............................         900,000                             1,160,000
Other ...................................................                              2,000                                 4,000
                                                             ------------       ------------       ------------       ------------
                                                                1,288,000            572,000          1,989,000          1,143,000
                                                             ------------       ------------       ------------       ------------
Net loss ................................................      (2,451,000)           (20,000)        (6,503,000)        (2,620,000)
Other comprehensive income - unrealized holding
  gains (losses) arising during period ..................        (351,000)         1,735,000           (568,000)         1,583,000
Less: reclassification adjustment for gains included
  in net loss............................................        (900,000)                           (1,160,000)
                                                             ------------       ------------       ------------       ------------
Comprehensive income (loss) .............................    $ (3,702,000)      $  1,715,000       $ (8,231,000)      $ (1,037,000)
                                                             ============       ============       ============       ============
Basic and diluted net loss per common share .............    $      (0.26)      $                  $      (0.69)      $      (0.28)
                                                             ============       ============       ============       ============
Shares used in computing basic and diluted
  net loss per common share .............................       9,391,243          9,236,512          9,378,271          9,208,189
                                                             ============       ============       ============       ============



                       See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                       Six Months Ended
                                                                            June 30,
                                                               -------------------------------
                                                                    1998               1997
                                                               ------------       ------------
  Cash flows from operating activities:
  Net loss ................................................    $ (6,503,000)      $ (2,620,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization .........................         443,000            314,000
    Compensation from issuance of common stock options.....         152,000            196,000
    Gain on disposal of property ..........................                             (4,000)
    Gain on sale of investment ............................      (1,160,000)
    Net amortization of premium and discount on
      investment securities ...............................         (44,000)           (54,000)
  Increase (decrease) in cash resulting from changes in:
    Contract and accounts receivable ......................         325,000           (324,000)
    Prepaid expenses and other assets .....................        (691,000)           186,000
    Accounts payable and accrued liabilities ..............         958,000            865,000
    Deferred revenue ......................................          13,000           (264,000)
                                                               ------------       ------------
         Net cash provided (used) by operating activities        (6,507,000)        (1,705,000)
                                                               ------------       ------------

  Cash flows from investing activities:
  Purchase of investment securities available-for-sale ....      (6,232,000)        (7,411,000)
  Maturities and sales of investment securities
   available-for-sale .....................................      14,160,000         11,000,000
  Principal payments received on investment securities
   available-for-sale ....................................           37,000             13,000
  Proceeds from disposal of property and equipment ........                              4,000
  Acquisition of property and equipment ...................        (141,000)           (62,000)
                                                               ------------       ------------
         Net cash provided (used) by investing activities..       7,824,000          3,544,000
                                                               ------------       ------------


Cash flows from financing activities:
  Proceeds from issuance of stock .........................         132,000            139,000
  Proceeds from payment on notes receivable ...............                            540,000
  Principal payments on capital lease obligations .........        (383,000)          (257,000)
                                                               ------------       ------------
         Net cash provided (used) by financing activities..        (251,000)           422,000
Net increase (decrease) in cash and cash equivalents ......       1,066,000          2,261,000
Cash and cash equivalents at beginning of period ..........       4,972,000          1,412,000
                                                               ------------       ------------
Cash and cash equivalents at end of period ................    $  6,038,000       $  3,673,000
                                                               ============       ============

Supplemental Information:
  Equipment under capital leases ..........................    $    809,000       $    266,000
                                                               ============       ============



                       See accompanying notes to financial statements.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the SEC.

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

3.      RELATED PARTY TRANSACTIONS

Total revenue for the three- and six-month periods ended June 30, 1998 included $813,000, and $1,526,000, respectively, from a collaborative partner that is a related party. For the corresponding periods in 1997, total revenue included $959,000 and $1,885,000, respectively, from a collaborative partner that is a related party.

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

The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. Except for 1995, the Company has incurred net losses every year since shifting its area of therapeutic focus to the central nervous system in 1991. The Company is continuing to incur losses and expects to incur increasing operating losses over the next several years as the Company's research and development efforts expand. The Company expects that its revenue and other income for the next several years will fluctuate significantly from quarter to quarter and will be limited to payments under its collaborative relationships, license fees, interest income and other miscellaneous income.

RESULTS OF OPERATIONS

Revenue

The Company had total revenue of $2,361,000 for the second quarter and $3,895,000 for the six-month period ended June 30, 1998, compared with $5,006,000 and $6,949,000, respectively, for the same periods in 1997. The decrease in the comparable three and six-month periods was due primarily to one-time license fees of $3,000,000 recognized in 1997 related to the Company's agreement with Meiji Seika Kaisha, Ltd, ("Meiji") for the development of SIB-1508Y, SIBIA's lead compound for Parkinson's disease.

Expenses

Research and development expenses increased to $4,514,000 for the second quarter and $9,310,000 for the six-month period ended June 30, 1998 from $4,111,000 and $8,070,000, respectively, for the same periods in 1997. The increase in research and development expenses for the comparable three and six-month periods was primarily the result of the progression of the

Company's two lead drug candidates, SIB-1508Y currently in Phase 2 clinical studies for Parkinson's disease and SIB-1553A currently in Phase 1 studies for Alzheimer's disease. The Company expects that both compounds will require increasing expenditures as they progress through clinical development.

General and administrative expenses increased to $1,586,000 for the second quarter and $3,077,000 for the six-month period ended June 30, 1998 from $1,487,000 and $2,642,000, respectively for the same periods in 1997. The increase in general and administrative expenses in the comparable three and six-month periods was due primarily to increased legal fees related to patent litigation. The Company expects continued increases in general and administrative costs related to current litigation and support of future increases in research and development expenditures.

Other Income

Other income increased to $1,288,000 for the second quarter and $1,989,000 for the six-month period ended June 30, 1998 from $572,000 and $1,143,000, respectively, for the same periods in 1997. The increase in other income in the comparable three and six-month periods was due primarily to the net effect of a gain on the sale of equity securities offset by decreased interest income as a result of lower average cash and investment balances carried in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and investment securities were approximately $33,347,000 at December 31, 1997 as compared to $25,924,000 at June 30, 1998.
The primary use of cash and investments was to finance the Company's continuing operations.

To date, the Company has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis), license and royalty revenues. Since 1991, the Company has received approximately $41,775,000 in net proceeds from the sale of Convertible Preferred Stock and Common Stock to investors and collaborative partners and approximately $51,831,000 in contract, license and royalty revenue. As of June 30, 1998, the Company had an accumulated deficit of approximately $35,789,000.

The Company is entitled to receive additional payments under its collaborative agreements in the form of contract revenue, milestone payments, if milestones are achieved, and royalties, if products are commercialized. The research phase of the Company's collaboration with Novartis AG is scheduled to conclude in September 1998. Although SIBIA is discussing with Novartis different options for the period subsequent to September 1998, the Company does not expect that ongoing research funding will continue.

The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,497,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates, if necessary. The Company has an option to extend its lease for an additional five years. Since 1991, the Company has invested $4,788,000 in property and equipment. Included within this amount is $3,895,000 of equipment under capital leases.

The Company anticipates that the cash, cash equivalents and investment securities balance of $25,924,000 as of June 30, 1998 will be used to support continued research and development of its technologies and fund other general and administrative expenditures and will be sufficient to maintain operations through 1999. However, the Company expects to incur substantial research and development expenses including continued increases in personnel costs and costs related to the continued expansion of its drug discovery platforms and pre-clinical testing and early stage clinical trials. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with pre-clinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional licensing and/or collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company.

The Company believes its drug discovery programs and technologies will lead to corporate collaboration and licensing opportunities which may generate future revenues in the form of license fees, milestone payments and/or royalties. The Company may also seek additional funding through public or private financing. There can be no assurance that the Company will be successful in its efforts to collaborate with additional partners or that additional financing from other sources will be available on favorable terms, if at all. If additional funds are raised by issuing equity securities, further dilution to then existing stockholders would result. If adequate funds are not available, the Company may be required to curtail significantly or eliminate one or more of its research, discovery or development programs.


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


ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        Not Applicable.

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

On August 1, 1996, Cadus filed its answer and a counterclaim to the Company's complaint. The counterclaim asserts claims that the `629 patent and the Company's U.S. Patent No. 5,436,128, entitled "Assay Methods and Composition for Detecting and Evaluating the Intracellular Transduction of an Extracellular Signal," are invalid, unenforceable and not infringed, and further asserts claims for intentional interference with prospective economic advantage and unfair competition. The counterclaim seeks declaratory relief and compensatory and punitive damages.

On August 3, 1998, the United States District Court for the Southern District of California granted the Company's motion for summary judgment on Cadus' counterclaim for interference with prospective economic advantage and unfair competition, thus disposing of Cadus' affirmative claims for relief against the Company. The court has scheduled trial of the action for November 3, 1998.

Company management believes that its complaint against Cadus is well-founded and necessary to protect the value of its intellectual property portfolio. In addition, management believes that the ultimate resolution of the above matter will not have a material adverse impact on the Company's financial position, results of operations or cash flows.

ITEM 2. Changes in Securities and Use of Proceeds:

        None.

ITEM 3. Defaults Upon Senior Securities:

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders:

        (a) The Company held its Annual Meeting of Stockholders on May 20, 1998.

        (b) The following directors were elected to serve for a term of three years ending at the 2001 annual meeting:

                                                        FOR          WITHHELD
                   William T. Comer, Ph.D.           8,610,120        21,728
                   Gunnar Ekdahl                     8,610,120        21,728

                   In addition to the above directors elected at the 1998 annual meeting, the following directors will continue in office:

                   Stanley T. Crooke, M.D., Ph.D.
                   Jeffrey F. McKelvy, Ph.D.
                   William R. Miller
                   Frederick B. Rentschler
                   James D. Watson, Ph.D.

        (c) The following items were approved at the Annual Meeting:

                      (1) The selection of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1998. The total votes for, against, abstained and broker non-votes were 8,628,498, 1,500, 1,850 and 745,151, respectively.


ITEM 5. Other Information:

        Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company not later than the close of business on December 21, 1998 unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

ITEM 6. Exhibits and Reports on Form 8-K:

        (a)    Exhibits

               10.1   Employment Agreement dated June 4, 1998 between Registrant and
                      Michael M. Harpold, Ph.D.

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





                                   SIBIA Neurosciences, Inc.



Date:August 14, 1998               By: /s/ THOMAS A. REED
     ---------------------------       -----------------------------------------
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