Form 10-Q
period 1998-09-30
SIBIA NEUROSCIENCES INC
filed 1998-11-13
CIK 1011065

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-28310

                            SIBIA Neurosciences, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                      95-3616229
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

505 Coast Boulevard South, Suite 300, La Jolla, CA            92037
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (619) 452-5892
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes   X    No
                                      -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                       Outstanding at October 31, 1998
                 -----                       -------------------------------
    Common Stock, $.001 par value                      9,484,040

                            SIBIA Neurosciences, Inc.

                                      INDEX


                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

         Condensed Balance Sheet as of September 30, 1998 (Unaudited)
           and December 31, 1997...........................................   3

         Condensed Statement of Operations and Comprehensive Loss
           (Unaudited) for the Three Months and Nine Months Ended
            September 30, 1998 and 1997....................................   4

         Condensed Statement of Cash Flows (Unaudited) for the Nine
           Months Ended September 30, 1998 and 1997........................   5

         Notes to Financial Statements (Unaudited).........................   6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   8

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.........   11

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings..................................................  12

ITEM 2.  Changes in Securities and Use of Proceeds..........................  12

ITEM 3.  Defaults Upon Senior Securities....................................  12

ITEM 4.  Submission of Matters to a Vote of Security Holders................  12

ITEM 5.  Other Information..................................................  12

ITEM 6.  Exhibits and Reports on Form 8-K...................................  13

SIGNATURE...................................................................  14

PART I. FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements

                            SIBIA NEUROSCIENCES, INC.
                             CONDENSED BALANCE SHEET


                                                       September 30, 1998      December 31, 1997
                                                       ------------------      -----------------
                                                          (Unaudited)
                                          ASSETS
Current assets:
  Cash and cash equivalents ....................          $  4,397,000           $  4,972,000
  Investment securities ........................            17,751,000             28,375,000
  Contracts and accounts receivable ............               217,000                588,000
  Prepaid expenses and other current assets ....               788,000                550,000
                                                          ------------           ------------
          Total current assets .................            23,153,000             34,485,000
Property and equipment, net ....................             1,969,000              1,599,000
Other assets ...................................               810,000                 96,000
                                                          ------------           ------------
                                                          $ 25,932,000           $ 36,180,000
                                                          ============           ============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................          $  3,102,000           $  1,611,000
  Accrued liabilities ..........................             1,675,000              1,660,000
                                                          ------------           ------------
          Total ................................             4,777,000              3,271,000
Long-term capital lease obligations ............               932,000                695,000
Commitments and contingencies (Note 4)
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000
    shares authorized; no shares issued or
    outstanding at September 30, 1998 and
    December 31, 1997...........................
  Common Stock, $.001 par value; 25,000,000
    shares authorized; 9,465,907 and
    9,338,744 shares issued and outstanding
    at September 30, 1998 and December 31, 1997,
    respectively ...............................                 9,000                  9,000
  Additional paid-in capital ...................            60,097,000             59,946,000
  Deferred compensation ........................              (320,000)              (580,000)
  Notes receivable from stockholders ...........               (83,000)               (87,000)
  Accumulated other comprehensive income .......               506,000              2,212,000
  Accumulated deficit ..........................           (39,986,000)           (29,286,000)
                                                          ------------           ------------
          Total stockholders' equity ...........            20,223,000             32,214,000
                                                          ------------           ------------
                                                          $ 25,932,000           $ 36,180,000
                                                          ============           ============

                 See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
            CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                                   (UNAUDITED)

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                             1998              1997              1998              1997
                                          -----------      ------------      ------------      ------------
Revenue:
  Contract ...........................    $ 1,728,000      $  2,053,000      $  5,538,000      $  5,942,000
  License and royalty ................         25,000            50,000           110,000         3,110,000
                                          -----------      ------------      ------------      ------------
      Total revenue (Note 3) .........      1,753,000         2,103,000         5,648,000         9,052,000
                                          -----------      ------------      ------------      ------------

Operating expenses:

  Research and development ...........      4,311,000         4,090,000        13,621,000        12,160,000
  General and administrative .........      1,975,000         1,073,000         5,052,000         3,715,000
                                          -----------      ------------      ------------      ------------
      Total operating expenses .......      6,286,000         5,163,000        18,673,000        15,875,000
                                          -----------      ------------      ------------      ------------
                                           (4,533,000)       (3,060,000)      (13,025,000)       (6,823,000)
Other income (expense):
  Interest income ....................        358,000           579,000         1,234,000         1,747,000
  Interest expense ...................        (22,000)          (14,000)          (69,000)          (43,000)
  Gain on sale of investment .........                                          1,160,000
  Other ..............................                                                                4,000
                                          -----------      ------------      ------------      ------------
                                              336,000           565,000         2,325,000         1,708,000
                                          -----------      ------------      ------------      ------------
Net loss .............................     (4,197,000)       (2,495,000)      (10,700,000)       (5,115,000)
Other comprehensive income -
  unrealized holding gains (losses)
  arising during period ..............         22,000           653,000          (546,000)        2,236,000

Less: reclassification adjustment
  for gains included in net loss .....                                         (1,160,000)
                                          -----------      ------------      ------------      ------------
Comprehensive income (loss) ..........    $(4,175,000)     $ (1,842,000)     $(12,406,000)     $ (2,879,000)
                                          ===========      ============      ============      ============

Basic and diluted net loss per
  common share .......................    $     (0.44)     $      (0.27)     $      (1.14)     $      (0.55)
                                          ===========      ============      ============      ============

Shares used in computing basic and
  diluted net loss per common share ..      9,442,663         9,256,339         9,399,971         9,224,416
                                          ===========      ============      ============      ============

                 See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                 1998              1997
                                                             ------------      ------------
Cash flows from operating activities:
  Net loss ..............................................    $(10,700,000)     $ (5,115,000)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
    Depreciation and amortization .......................         644,000           479,000
    Compensation from issuance of common stock
      options ...........................................         205,000           294,000
    Gain on disposal of property ........................                            (4,000)
    Gain on sale of investment ..........................      (1,160,000)
    Net amortization of premium and discount on
      investment securities .............................         (41,000)          (96,000)
  Increase (decrease) in cash resulting from changes in:
    Contract and accounts receivable ....................         371,000          (518,000)
    Prepaid expenses and other assets ...................        (952,000)          286,000
    Accounts payable and accrued liabilities ............       1,483,000           785,000
    Deferred revenue ....................................                          (431,000)
                                                             ------------      ------------
      Net cash provided (used) by operating activities ..     (10,150,000)       (4,320,000)
                                                             ------------      ------------

Cash flows from investing activities:
  Purchase of investment securities available-for-sale ..      (7,232,000)      (11,920,000)
  Maturities and sales of investment securities
   available-for-sale ...................................      17,307,000        17,681,000
  Principal payments received on investment securities
    available-for-sale ..................................          44,000            18,000
  Proceeds from disposal of property and equipment ......                             4,000
  Acquisition of property and equipment .................        (205,000)          (88,000)
                                                             ------------      ------------
      Net cash provided (used) by investing activities ..       9,914,000         5,695,000
                                                             ------------      ------------

Cash flows from financing activities:
  Proceeds from issuance of stock .......................         206,000           195,000
  Proceeds from payment on notes receivable .............           4,000           553,000
  Principal payments on capital lease obligations .......        (549,000)         (395,000)
                                                             ------------      ------------
      Net cash provided (used) by financing activities ..        (339,000)          353,000
Net increase (decrease) in cash and cash equivalents ....        (575,000)        1,728,000
Cash and cash equivalents at beginning of period ........       4,972,000         1,412,000
                                                             ------------      ------------
Cash and cash equivalents at end of period ..............    $  4,397,000      $  3,140,000
                                                             ============      ============

Supplemental Information:
  Equipment under capital leases ........................    $    809,000      $    436,000
                                                             ============      ============
  Unrealized gain/(loss) on investment securities .......    $   (546,000)     $  2,236,000
                                                             ============      ============

                 See accompanying notes to financial statements.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997, included in the Company's Form 10-K filed with the SEC.

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

3.      RELATED PARTY TRANSACTIONS

Total revenue for the quarter and nine months ended September 30, 1998 included $778,000, and $2,304,000, respectively, from a collaborative partner that is a related party. For the corresponding periods in 1997, total revenue included $870,000 and $2,755,000, respectively, from a collaborative partner that is a related party.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those discussed in this report. Factors that might cause or contribute to such differences include, without limitation, those discussed in this Item 2, as well as those discussed in the Company's Form 10-K for the year ended December 31, 1997 under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RESULTS OF OPERATIONS

Revenue

The Company had total revenue of $1,753,000 for the third quarter of 1998 and $5,648,000 for the nine-month period ended September 30, 1998, compared with $2,103,000 and $9,052,000, respectively, for the same periods in 1997. The decrease in the comparable three-month periods was due primarily to the completion in October 1997 of the research support phase of SIBIA's collaboration with Eli Lilly & Company ("Eli Lilly"). The decrease in the comparable nine-month periods was due primarily to a one-time license fee of $3,000,000 recognized in 1997 related to the Company's agreement with Meiji Seika Kaisha, Ltd, ("Meiji") for the development of SIB-1508Y, SIBIA's lead compound for Parkinson's disease and the completion of the research support phase of the Eli Lilly collaboration.

Expenses

Research and development expenses increased to $4,311,000 for the third quarter of 1998 and $13,621,000 for the nine-month period ended September 30, 1998 from $4,090,000 and

$12,160,000, respectively, for the same periods in 1997. The increase in research and development expenses for the comparable three-month periods was due primarily to expanded drug discovery programs for chronic pain, apoptosis, psychiatric disorders and neuroprotection. The increase for the comparable nine-month periods was due primarily to expanded drug discovery programs and a net increase in expenses related to clinical trials of SIB-1508Y, currently in Phase 2 clinical studies for Parkinson's disease, and SIB-1553A, currently in Phase 1 studies for Alzheimer's disease. The Company expects research and development expenditures to increase for the foreseeable future in support of continued drug discovery and development efforts.

General and administrative expenses increased to $1,975,000 for the third quarter of 1998 and $5,052,000 for the nine-month period ended September 30, 1998 from $1,073,000 and $3,715,000, respectively for the same periods in 1997. The increase in general and administrative expenses in the comparable three and nine-month periods was due primarily to increased legal fees related to patent litigation. The Company expects continued increases in general and administrative costs related to current litigation, until such litigation is resolved, and support of future increases in research and development expenditures.

Other Income

Other income was $336,000 for the third quarter of 1998 and $2,325,000 for the nine-month period ended September 30, 1998 compared to $565,000 and $1,708,000, respectively, for the same periods in 1997. The decrease in other income in the comparable three-month periods was due primarily to decreased interest income as a result of lower average cash and investment balances carried in 1998. The increase in other income in the comparable nine-month periods was due primarily to the net effect of a gain on the sale of equity securities, which gain was partially offset by decreased interest income as a result of lower average cash and investment balances carried in 1998.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and investment securities totaled approximately $22,148,000 at September 30, 1998 as compared to $33,347,000 at December 31, 1997. The primary use of cash and investments was to finance the Company's continuing operations.

To date, the Company has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis), and license and royalty revenues. Since 1991, the Company has received approximately $41,775,000 in net proceeds from the sale of Convertible Preferred Stock and Common Stock to investors and collaborative partners and approximately $53,584,000 in contract, license and royalty revenue. As of September 30, 1998, the Company had an accumulated deficit of approximately $39,986,000.

The Company is entitled to receive additional payments under its collaborative agreements in the form of contract revenue, milestone payments, if milestones are achieved, and royalties, if products are commercialized. The research phase and ongoing funding related to the Company's collaboration with Novartis AG concluded in September 1998.

The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,497,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates, if necessary. The Company has an option to extend its lease for an additional five years. Since 1991, the Company has invested $4,852,000 in property and equipment. Included within this amount is $3,895,000 of equipment under capital leases.

The Company anticipates that the cash, cash equivalents and investment securities balance of $22,148,000 as of September 30, 1998 will be used to support continued research and development of its technologies and fund other general and administrative expenditures and will be sufficient to maintain operations through 1999. However, the Company expects to incur substantial research and development expenses including continued increases in personnel costs and costs related to the continued expansion of its drug discovery platforms and pre-clinical testing and early stage clinical trials. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with pre-clinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional licensing and/or collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company.

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

Year 2000

As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, internal systems of the Company and its suppliers and vendors are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue.

The Company has formed a Y2K Compliance Committee ("Y2K Committee"), with representation from each major functional area within the organization that has been charged with implementing the Company's Y2K Compliance Program
("Y2K Program"). The Y2K Program
has been designed to identify those issues (both internal and external) that would cause material interruption to the Company's "business as usual" and consists of the following phases: (1) identification of all Y2K issues; (2) assigning priorities to identified items; (3) assessing the Y2K compliance of items determined to be material to the Company; (4) repairing or replacing items that are determined to be material to the Company; (5) testing material items; and (6) designing contingency and business continuation plans.

Currently, the Company has completed the identification, assignment and assessment phases for all material Y2K issues. The repair or replacement, testing and contingency planning phases are currently underway with various expected completion dates through mid-1999.

No material costs have been incurred to date in the Company's effort to address its Y2K issues and the Company does not anticipate the amounts to become material in the future.

The failure to correct a material Y2K issue could result in an interruption in, or a failure of the Company's business as usual. Due to the general uncertainty inherent in the Y2K issue, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and service providers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Company's Y2K program is expected to significantly reduce the Company's level of uncertainty about the Y2K issue and, in particular, about the Y2K readiness of its suppliers and service providers. The Company believes that with the completion of the Y2K program as scheduled, the possibility of significant interruptions of normal operations will be greatly reduced.

ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

        Not applicable.

PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings:

On July 9, 1996, the Company filed an action for patent infringement against Cadus Pharmaceutical Corporation ("Cadus") in the United States District Court for the Southern District of California. The complaint asserts that Cadus' assay technology infringes the Company's U.S. Patent No. 5,401,629 (the "'629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intracellular Signal." Through the complaint, the Company seeks damages in an unspecified amount and injunctive relief.

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

On August 3, 1998, the United States District Court for the Southern District of California granted the Company's motion for summary judgment on Cadus' counterclaim for interference with prospective economic advantage and unfair competition, thus disposing of Cadus' affirmative claims for relief against the Company. The trial commenced as of November 3, 1998.

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


                               SIBIA Neurosciences, Inc.



Date:  November 13, 1998       By: /s/ THOMAS A. REED
       -----------------               ----------------------------------------
                                       Thomas A. Reed
                                       Vice President, Finance & Administration,
                                       and Chief Financial Officer
                                       (on behalf of the registrant and as the
                                       registrant's principal financial officer)