Form 10-K405
period 1998-12-31
SIBIA NEUROSCIENCES INC
filed 1999-03-31
CIK 1011065

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     On January 29, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant totaled approximately $24,518,214 based on the closing stock price as reported by The Nasdaq Stock Market. For purposes of determining this number, shares of Common Stock held by officers and directors and stockholders whose ownership exceeded ten percent (10%) of the total shares of Common Stock outstanding at January 29, 1999 were excluded. Exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the Registrant or that such person is controlled or under control with the Registrant.

     The number of shares of Common Stock of the Registrant outstanding as of January 29, 1999 was 9,517,947.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission (the "Commission") pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Stockholders scheduled to be held May 26, 1999 are incorporated herein by reference into Part III of this Report. Such Proxy Statement will be filed with the Commission not later than 120 days after Registrant's year end. Certain Exhibits filed with the Registrant's Registration Statement on Form S-1 (Registration No. 333-2586), Form 10-K for the year ended December 31, 1996, Form 8-K filed on March 31, 1997 and Forms 10-Q for the quarters ended June 30, 1997, March 31, 1998 and June 30, 1998 are incorporated by reference into Parts III and IV of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           SIBIA NEUROSCIENCES, INC.

                                   FORM 10-K

                                     INDEX

                                                                            PAGE
                                                                            ----
PART I....................................................................    1
  ITEM 1.     BUSINESS....................................................    1
  ITEM 2.     PROPERTIES..................................................   26
  ITEM 3.     LEGAL PROCEEDINGS...........................................   26
  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........   26

PART II...................................................................   27
  ITEM 5.     MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.........................................   27
  ITEM 6.     SELECTED FINANCIAL DATA.....................................   27
  ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS...................................   28
  ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
              RISK........................................................   31
  ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................   31
  ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE....................................   31

PART III..................................................................   31
  ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........   31
  ITEM 11.    EXECUTIVE COMPENSATION......................................   31
  ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT..................................................   31
  ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............   31

PART IV...................................................................   32
  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.........................................................   32

  SIGNATURES..............................................................   35

                                     PART I

ITEM 1. BUSINESS

     Except for historical information contained herein, the discussion in this Form 10-K contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended ("Exchange Act") that involve certain risks and uncertainties that could cause the Company's actual results to differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, uncertainties regarding the ability to identify new drug leads or move drug leads into pre-clinical development, the ability of the Company or its corporate partners to develop safe and efficacious drugs in a timely and efficient manner, the ability to enter into future collaborative and other agreements that will generate license, royalty, contract and other revenue and cash flow, uncertainties regarding the Company's patents and proprietary rights (including the risk that the Company may be forced to engage in costly litigation to protect such patent rights and the material adverse consequences to the Company if there were unfavorable outcome of any such litigation), uncertainties regarding the availability of additional financing on favorable terms, if at all, uncertainties regarding the potential impact of Year 2000 issues, as well as other risks and uncertainties discussed in the description of the Company's business below and the sections entitled "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed in any document incorporated herein by reference.

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

     The Company's proprietary molecular targets and drug candidates, together with its drug discovery technologies and research expertise, have enabled the Company to establish several collaborative research and license agreements, which include Bristol-Myers Squibb Company ("Bristol-Myers Squibb"), Eli Lilly and Company ("Lilly"), Meiji Seika Kaisha, Ltd. ("Meiji"), and Novartis AG ("Novartis"), and multiple technology licensing and sublicensing arrangements, which include Aurora Biosciences Corporation ("Aurora"), Lilly, Merck & Company, Inc. ("Merck"), Neurocrine Biosciences, Inc. ("Neurocrine"), and The Salk Institute for Biological Studies ("The Salk Institute"). In March, 1999, the Company licensed to Bristol-Myers Squibb non-exclusive rights to practice its patented transcription-based assay technology. SIBIA currently receives collaborative research funding from only Bristol-Myers Squibb. SIBIA has recently completed its collaborative research with Lilly and Novartis and is entitled to receive, from Bristol-Myers Squibb, Lilly, Meiji, and Novartis, milestone payments at certain stages of the development of product candidates, if any are identified, and royalties on sales of products that are developed, if any are developed. SIBIA believes its proprietary drug discovery technology platform and drug candidates will lead to additional corporate collaborations and licensing opportunities with pharmaceutical, biotechnology and drug discovery service companies.

     The first compound to enter clinical trials from the Company's drug discovery program was SIB-1508Y, currently in development for Parkinson's disease. This compound was selected as a potential drug candidate on the basis of its nicotinic acetylcholine receptor ("nAChR") subtype selectivity and behavioral profile. In contrast to current therapies, which treat only motor dysfunction, SIB-1508Y is being developed for the treatment of motor, affective and cognitive dysfunctions of Parkinson's disease. SIB-1508Y is currently in Phase 2 clinical trials that the Company expects to be completed in mid-1999. The Company has a collaboration with Meiji for the development and commercialization of SIB-1508Y in Japan and certain other Asian countries and plans to establish additional corporate collaborations for advanced clinical trials and commercialization of SIB-1508Y in other areas of the world.

     SIBIA's second compound to enter clinical trials from the Company's drug discovery program was another nAChR subtype-selective compound, SIB-1553A, as a development candidate for the treatment of Alzheimer's disease. This compound was also selected as a potential drug candidate on the basis of its nAChR subtype selectivity and behavioral profile. The Company's studies indicate that this compound strongly stimulates acetylcholine release in specific brain regions associated with memory and learning, the same regions which exhibit deficits of this neurotransmitter in Alzheimer's disease. SIB-1553A is currently in a Phase 2 clinical trial that the Company expects to be completed in mid-1999. The Company does not currently have a collaborative partner for the development and commercialization of SIB-1553A but plans to establish corporate collaborations for advanced clinical trials and commercialization of SIB-1553A throughout the world.

     SIBIA has been involved in patent litigation with Cadus Pharmaceutical Corporation ("Cadus"). On December 18, 1998, a jury returned a verdict in favor of the Company in this litigation, finding that certain of the Company's patents are valid and enforceable and awarding the Company damages in the amount of $18 million to compensate the Company for Cadus' past direct and indirect infringement of those patents. On January 29, 1999, the Court granted the Company's request for a permanent injunction preventing Cadus, and all persons acting in concert or otherwise participating with Cadus from practicing the methods claimed in those patents. See "Item 3, Legal Proceedings."

     The Company is applying its drug discovery technologies to discover and develop potential drug candidates independently and in collaboration with established pharmaceutical companies. The Company currently expects that late stage clinical development and commercialization of independently discovered compounds will be accomplished in conjunction with corporate partners. The Company believes, assuming successful pre-clinical studies, that additional compounds discovered with its technologies by the Company and its corporate partners will enter clinical trials within the next 12 to 18 months. There can be no assurance, however, that pre-clinical studies relating to any of the Company's compounds will be successful.

SIBIA'S DRUG DISCOVERY PLATFORMS

     SIBIA is pursuing a molecular target-based approach to drug discovery. The Company believes that its proprietary drug discovery platform technologies will enable the early identification of compounds that are selective for specific receptor/ion channel subtypes and proteases, facilitating the discovery and development of new classes of drugs, such as SIB-1508Y and SIB-1553A, that may be more effective and have fewer side effects than existing drugs for the treatment of nervous system disorders. SIBIA's drug discovery platforms are based on two primary technologies that define the molecular targets on which the Company has focused, and in which the Company has established a leading scientific and proprietary position: human receptor/ion channel subtype technology and human protease technology.

  The Role of Calcium in Nervous System Function and Disease

     The human nervous system is a complex network of interconnected neurons that are responsible for coordination of virtually all bodily activities, including movement, sensory perception, learning, memory and emotions. Neurons receive, conduct and transmit signals; this communication between neurons and with other cells is essential to the function of the nervous system. Neuronal cell death or dysfunction that impairs the ability of neurons to communicate can result in neurodegenerative disorders (e.g., Alzheimer's and Parkinson's diseases), neurological disorders (e.g., epilepsy and chronic pain), and psychiatric disorders (e.g., schizophrenia and depression).

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

     Because calcium is central to so many critical neuronal functions, the Company believes that controlling calcium levels within neurons is a key strategy for potential therapeutic intervention in a number of nervous system disorders, including Parkinson's disease, Alzheimer's disease and other dementias, Attention Deficit Hyperactivity Disorder ("ADHD"), depression, schizophrenia, neuropathic and chronic pain, epilepsy, stroke, brain injury, anxiety, bipolar disorder and migraine. Over the past 20 years, drugs blocking calcium influx through certain receptor/ion channels (e.g., voltage-gated calcium channels ("VGCCs")) have been successfully developed and commercialized for the treatment of cardiovascular diseases such as angina and hypertension. However, these existing calcium channel blockers are either generally ineffective or have significant side effects when evaluated for nervous system disorders. The Company believes this is due to their lack of selectivity or activity on specific neuronal VGCC subtypes and that the Company's drug discovery technologies will enable it to identify lead compounds that are highly selective for brain receptor/ion channel subtypes.

     Calcium ions enter neurons primarily through: (i) two receptor classes that function as ligand-gated ion channels -- nAChRs and excitatory amino acid receptors ("EAARs"); and (ii) VGCCs. These three classes are the major receptor/ion channel classes involved in regulating neuronal calcium. Each class is comprised of numerous structurally and pharmacologically distinct subtypes. In addition, subtypes within these receptor/ion channel classes are anatomically distinct, located not only in different organs of the body (such as the heart and brain), but also localized within specific substructures of organs (such as the hippocampus and cerebellum of the brain). The large number and diversity of nAChR, EAAR and VGCC subtypes has only recently been identified through modern gene cloning techniques.

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

  SIBIA's Human Receptor/Ion Channel Subtype Technology

     SIBIA's human receptor/ion channel subtype technology is based on (i) the identification and cloning of the genes encoding nAChRs, EAARs and VGCCs from human brain tissue, (ii) the expression of these genes in mammalian cells to afford fully functional receptor/ion channels of defined subtype and (iii) the use of these cells in in vitro high throughput functional drug screening assays. Each cell line or assay contains only a single human receptor/ion channel subtype representing a pure molecular target for drug screening. In contrast to traditional binding assays, these proprietary assays can quantify the functional effect of test compounds and characterize them as agonists, antagonists or modulators, at any functional site, known or unknown, on a specific receptor/ion channel subtype, all in a primary screen.

     SIBIA has established a leading proprietary position in drug discovery based on human receptor/ion channel subtypes. Each of the following scientific and technological developments by SIBIA was critical in building this position and has represented a significant advance:

     - The Company has discovered, isolated and developed an extensive library of more than 63 complete genes cloned from human brain tissue which code for multiple, distinct subtypes of nAChRs, EAARs and VGCCs.

     - SIBIA has expressed more than 32 functional receptor/ion channel subtypes in the nAChR, EAAR and VGCC classes in stable cell lines. Each subtype potentially represents a novel molecular target for developing therapeutic compounds for nervous system disorders. This was a difficult and significant technical challenge, since most receptor/ion channel subtypes are multimeric (i.e., molecular com-
plexes of two or more proteins) and require the expression of multiple complex genes to form a functional subtype.

     - SIBIA has developed proprietary functional cell-based assays encompassing these molecular targets and uses these assays with its proprietary high throughput screening technology, which includes novel assay methods and instrumentation, to rapidly identify and select compounds for further development.

  Human Protease Technology

     Proteases are a class of enzymes which play an important role in the processing of proteins. The body uses this mechanism to control many critical pathways or biochemical cascades. In neurons, specific proteases control pathways critical to neuronal communication and survival. Abnormal neuronal protease activity can lead to degenerative processes, as occurs during progressive disorders such as Alzheimer's disease and in phases of acute neuronal cell death resulting from head trauma and ischemia due to stroke. For example, these proteases can generate products that are neurotoxic, such as the amyloid beta protein ("A(BETA)") which forms the senile plaques seen in Alzheimer's disease patients, or initiate degradative cascades that are involved in breaking down the neuronal cytoskeleton, leading to nerve cell death. The Company believes that modulating the activity of selected proteases may control these degenerative processes and have therapeutic benefit leading to neuroprotection and reduced neuronal cell loss.

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

     The Company's proprietary molecular targets and drug candidates, together with its drug discovery technologies and research expertise, have enabled the Company to establish several corporate collaborations and resulted in a number of compounds being evaluated for, or developed in, clinical trials. The Company believes its technology platform, including its human receptor/ion channel subtype and human protease technologies, and product candidates will lead to additional corporate collaborations and licensing opportunities with pharmaceutical and biotechnology companies.

  Molecular Targets

     Genomics. For over ten years, SIBIA has been involved in the cloning of complete genes encoding selected receptor/ion channel subtypes from human brain tissue. This has been critical for the Company's target based approach to drug discovery. Receptor/ion channel subunit genes have been cloned through molecular biological, biochemical, immunological and functional approaches, and by using molecular hybridization techniques and homology screening, related subunits and splice variants of those genes have been identified. SIBIA is now incorporating expression cloning and more sophisticated bioinformatics-based approaches to its target identification efforts and has developed a collection of more than 63 complete receptor/ion channel genes encompassing all known subtypes of the targeted nAChR, EAAR and VGCC classes. This has provided SIBIA with a strong proprietary position with respect to those particular drug targets.

     Functional Genomics. In an effort to establish functions for specific isolated receptor/ion channel subtypes and proteases, SIBIA has pursued various functional genomic approaches either internally or in conjunction with leading academic collaborators. These include anatomical (mapping studies in normal and diseased tissue using clones and antibodies to expressed proteins), pharmacological (utilizing molecular target-specific compounds in cell, tissue or animal models), genetic (chromosomal mapping, linkage studies, knockouts and transgenic animals) and expression array (gene chip or gene filter) approaches.

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

     Fluorescence-Based Ion Assay. SIBIA's proprietary fluorescence-based ion assay technology measures changes in intracellular events (e.g., calcium concentrations) through the use of ion-sensitive and other fluorescent dyes. SIBIA, in collaboration with a third party, has developed a microtiter plate-imaging fluorimeter to perform functional high throughput screening. The equipment is fully automated with robotics and analyzes the fluorescent signals of all 96 wells in a standard microtiter plate simultaneously, rather than sequentially in a time-delayed manner. This system can also be adapted to a 384 well plate format. This equipment incorporates a sophisticated computer control and data capture system which allows SIBIA to perform more than 25,000 functional receptor/ion channel assays per day. SIBIA is in the process of expanding its capacity in this area and expects to significantly increase high throughput screening.

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

     Combinatorial Chemistry. SIBIA has developed a combinatorial chemistry capability referred to as high throughput organic synthesis ("HTOS"). HTOS is currently focused on the rapid generation of analogues of "hits" from high throughput screening. The Company's HTOS laboratory is automated and is able to produce milligram amounts of up to 1,000 individual compounds per week. Novel synthetic approaches and strategies have also been developed and are being utilized in SIBIA's drug discovery programs. SIBIA has integrated its high throughput screening capabilities with its proprietary HTOS technologies to rapidly convert hits identified through screening to potential lead compounds.

  Pharmacology

     Neuropharmacology. SIBIA has established in-house a number of in vitro and in vivo assays for evaluating properties of specific test compounds such as second messenger modulation, neurotransmitter release from tissue slices, and in vivo microdialysis.

     Neurodegeneration. SIBIA has established in-house a number of in vitro and in vivo assays to measure neuroprotective and neurodegenerative potential of test compounds in acute neurodegenerative diseases such as stroke and head trauma and chronic neurodegenerative diseases such as Parkinson's disease and Alzheimer's disease.

     Behavioral Pharmacology. SIBIA has developed in-house a panel of more than 30 different animal models that permit the evaluation and optimization in vivo of compound activity in a range of potential therapeutic indications.

     Developmental Pharmacology. SIBIA has established an in-house group capable of performing safety, pharmacokinetic and ADME (absorption, distribution, metabolism and excretion) studies in rodents, which are a precursor to the development of drug candidate compounds.

DISCOVERY AND DEVELOPMENT PROGRAMS

                                                      DEVELOPMENT               COMMERCIAL
        PROGRAM           THERAPEUTIC TARGET           STATUS(1)                  RIGHTS
        -------           ------------------          -----------               ----------
HUMAN RECEPTOR/ION CHANNEL SUBTYPE TECHNOLOGY
nAChR Agonists
SIB-1508Y                Parkinson's Disease   Phase 2 clinical trials     Meiji/SIBIA
SIB-1553A                Alzheimer's Disease,  Phase 2 clinical trial      SIBIA
                         Attention Deficit
                         and Hyperactivity
                         Disorder (ADHD),
                         Schizophrenia
SIB-3182                 Alzheimer's Disease,  Pre-clinical                SIBIA
                         Attention Deficit
                         and Hyperactivity
                         Disorder (ADHD),
                         Schizophrenia
Other Series             Pain, Schizophrenia,  Discovery/Leads identified  SIBIA
                         Depression
EAAR Ligands
CGP 79397                Epilepsy              Pre-clinical                Novartis/SIBIA
CGP 80887                Pain                  Pre-clinical                Novartis/SIBIA
Other Series             Pain, Anxiety,        Discovery/Leads identified  SIBIA
                         Schizophrenia,
                         Neurodegenerative
                         Diseases
VGCC Antagonists
Compound Series          Neuropathic and       Leads identified            SIBIA
                         Chronic Pain
HUMAN PROTEASE TECHNOLOGY
A(BETA) Inhibitors       Alzheimer's Disease   Pre-clinical                Bristol-Myers Squibb/
                                                                           SIBIA
Apoptosis Modulators     Stroke, Brain         Discovery/Leads identified  SIBIA
                         Injury,
                         Neurodegenerative
                         Diseases

          DRUG DISCOVERY TECHNOLOGY                                            LICENSEES
          -------------------------                                            ---------
Transcription-Based Assay                                         Novartis; Aurora; Neurocrine;
                                                                  Bristol-Myers Squibb
Fluorescence-Based Ion Assay                                      Novartis; Aurora; Lilly
Phage Display Technology                                          Affymax/Glaxo Wellcome

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

     "Phase 2 clinical trials" are those in which the drug is administered to patients to evaluate safety, tolerability and efficacy. This indicates that SIBIA has completed the initial introduction of the drug into healthy human subjects (Phase 1), where it has successfully been tested for safety, tolerability and pharmacokinetics over a range of doses. In some cases, aspects of the metabolism or the pharmacodynamics of compounds are also tested in Phase 1.

HUMAN RECEPTOR/ION CHANNEL SUBTYPE TECHNOLOGY

  nAChR Program

     In the late 1980s, SIBIA began exploring nAChR subtypes as targets for drug discovery because of the growing awareness of the diversity and importance of the nAChR system and its endogenous neurotransmitter, acetylcholine, in a variety of behaviors, particularly cognition; the discovery of a number of distinct nAChR subtypes located in the brain; and the complex pharmacology of the exogenous ligand nicotine. The complexity of nicotine's activity was believed to be due to its non-selective nature (acting at all nAChRs), and SIBIA sought to separate the potential therapeutic benefits of nicotinic compounds from less desirable effects with receptor subtype-selective compounds. Until recently, the pharmaceutical industry has not focused on nAChRs as important drug targets. Mapping and pharmacological studies have revealed that nAChR subtypes are widely but discretely distributed in the brain and appear to be associated with specific neuronal structures and functions. The Company's nAChR drug discovery program is focused on the identification, optimization and early-stage development of nAChR subtype-selective compounds as novel drug candidates.

     There is strong evidence that nAChRs are important in a number of nervous system disorders. In particular, deficits of nAChRs have been demonstrated in Parkinson's and Alzheimer's patients. Studies by the Company indicate that nAChRs are involved in modulating the release of dopamine, acetylcholine and other important neurotransmitters in different brain regions. The Company believes that it may be able to develop subtype-selective nAChR drugs, such as SIB-1508Y and SIB-1553A, to ameliorate the disease symptoms that result from reduced concentrations of dopamine and acetylcholine in Parkinson's and Alzheimer's patients, respectively. In addition, SIBIA believes that nAChR compounds with different subtype selectivities may be useful for the treatment of other nervous system disorders such as schizophrenia, ADHD, depression and pain.

     SIB-1508Y. The first compound discovered by SIBIA to enter clinical trials was SIB-1508Y, currently in development for Parkinson's disease. In contrast to current Parkinson's disease therapies which treat only motor dysfunction, SIB-1508Y is being developed for the treatment of motor, affective and cognitive dysfunctions of this disease. SIB-1508Y exhibits subtype-selective nAChR agonist activity and releases dopamine, acetylcholine and norepinephrine from selected brain regions. SIB-1508Y has been tested in a number of animal models, and demonstrated activity in rodent and primate models of Parkinson's disease, in rodent models of depression and in primate models of cognitive function. Pre-clinical data suggests that SIB-1508Y may be useful both as a stand-alone therapeutic agent and as an adjunctive therapy with L-dopa. SIB-1508Y is currently in two Phase 2 clinical trials for Parkinson's disease. The first trial, ongoing since

January 1998, is assessing the safety, motor and cognitive effects of SIB-1508Y in early stage Parkinson's patients requiring but not receiving dopamine replacement therapy. The second trial, initiated in early 1999, is studying the compound in later-stage patients in combination with a half dose of their current dopamine replacement therapy. SIBIA plans to complete both Phase 2 studies in mid-year 1999.

     In March 1997, the Company announced a collaboration with Meiji for the development and commercialization of SIB-1508Y in Japan and certain other Asian countries. SIBIA has retained worldwide rights to manufacture the clinical supplies and bulk drug material required for the commercial production of SIB-1508Y. The Company plans to establish additional corporate collaborations for advanced clinical trials and commercialization of SIB-1508Y in other areas of the world.

     SIB-1553A. Another compound discovered by SIBIA's proprietary drug discovery platforms is SIB-1553A, currently in development for Alzheimer's disease. The Company's studies indicate that this compound strongly stimulates acetylcholine release in specific brain regions associated with memory and learning, the same regions which exhibit deficits of this neurotransmitter in Alzheimer's disease. In the first half of 1997, the Company reported pre-clinical data demonstrating that in animals, SIB-1553A significantly stimulates the release of acetylcholine. In addition, SIB-1553A was demonstrated to improve working (short-term) and reference (long-term) memory deficits due to injury, drugs or aging in studies in rodents and monkeys. SIB-1553A is currently in a Phase 2 clinical trial, commenced in early 1999, to study the effect of the compound on cognitive performance in early to mid-stage Alzheimer's patients. SIBIA expects to complete this study mid-year 1999.

  EAAR Program

     The excitatory amino acid system is the major excitatory system in the brain. EAARs are divided into three categories based on the names of compounds selective for each category: NMDA-type receptor/ion channels, AMPA-type receptor/ion channels, kainate-type receptor/ion channels and metabotropic receptors, a category of G protein-coupled receptors which do not directly flux calcium but rather function via other cellular second messenger molecules. Each category is comprised of multiple subtypes that are activated by excitatory amino acid neurotransmitters such as glutamate and each subtype has unique anatomical distributions.

     The NMDA-, AMPA-, and kainate-type receptor/ion channel categories are ligand-gated ion channels, and these subtypes directly flux calcium into neurons. These receptor/ion channel subtypes are important for diverse brain functions, including memory and learning, and are also implicated in a variety of central nervous system disorders, including stroke and brain trauma, epilepsy, pain, schizophrenia, depression and others. Stable cell lines expressing NMDA-, AMPA-, and kainate-type EAARs have been established and are being used in SIBIA's functional high throughput screening assays. Potent and selective compounds are being identified and are being evaluated in various animal models of nervous system disorders.

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

     The Company believes drugs acting at different and specific EAAR subtypes may have application to certain disorders of the central nervous system as stated above. To date, developing therapeutically useful EAAR drugs has been difficult. Traditional drug discovery approaches have produced non-selective EAAR antagonists which generally have intolerable side effects. SIBIA has discovered a number of novel and distinct human EAAR subtypes, each with different pharmacological properties. By identifying receptor subtype-selective EAAR agonists and antagonists, the Company believes it should be possible to effectively treat certain nervous system disorders without the side effects caused by non-selectively blocking multiple EAAR subtypes.

     The first EAAR gene was cloned at The Salk Institute, and SIBIA has an exclusive license to broad patents relating to this research. The Company has subsequently filed its own patents on additional EAAR subtypes. SIBIA and Novartis have identified a series of subtype-specific human metabotropic receptor antagonists. Under the terms of their agreement, SIBIA and Novartis both worked to design and optimize potential lead compounds which are selective for EAARs. Such compounds will be further developed by Novartis and SIBIA will receive milestone payments based on their success. Subsequent to the completion of the collaborative research with Novartis in October 1998, SIBIA has been independently pursuing drug discovery on EAAR targets.

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

     Calcium entry into neurons through distinct VGCC subtypes is essential for several fundamental activities of neurons, e.g., regulation of neurotransmitter release, activation of enzymes and regulation of gene transcription. This gives rise to several possible therapeutic applications of modulation of VGCC function. Currently, SIBIA is focusing on small molecule VGCC antagonists for the treatment of pain. This derives from the observation that a synthetic version of a VGCC subtype-selective peptide, (OMEGA)-conotoxin MVIIA, is currently in late stage clinical development by a third party for chronic pain. This molecule has demonstrated efficacy, but its widespread use may be limited by its peptidic nature and by the fact that it must be administered into the spinal fluid by a pump. The Company believes that this validates a particular VGCC subtype as a molecular target for pain, and that small molecule drugs of the type SIBIA is identifying will offer significant advantages over peptides or their derivatives in creating a useful drug for chronic pain, where great unmet need exists. In addition, recent studies have identified specific mutations in one of the Company's proprietary human VGCC genes associated with an inherited form of migraine. The Company believes this provides insight as to a novel therapeutic approach for the treatment of migraine. The Company further believes modulation of synaptic activity by controlling neurotransmitter release, neuronal calcium levels and neuronal excitability with VGCC subtype-selective drugs may prove to be a more effective approach with broader applicability than current drug therapy for many nervous system disorders.

     The Company believes it was the first to clone and functionally express a human neuronal N-type VGCC. SIBIA has generated a number of stable mammalian cell lines which functionally express additional distinct VGCC subtypes and has developed these cell lines into assays that currently are being employed in efforts to discover selective drugs using high throughput screening technology. SIBIA has an extensive patent portfolio in this area. Potent and selective compounds have been identified by the Company and are being evaluated in various animal models. SIBIA is currently free to develop compounds and other technology it discovers in this area on its own or with partners.

HUMAN PROTEASE TECHNOLOGY

  APP Modulators

     SIBIA's Amyloid Precursor Protein (APP) Modulator program is currently focused on controlling proteases that generate A(BETA), the neurotoxic fragment of APP. A(BETA), which is derived from APP, is generally understood to be a key molecule in the development of Alzheimer's disease. A(BETA) is found at autopsy in senile plaques and in deposits surrounding the small blood vessels in brain tissue, both of which are diagnostic for Alzheimer's disease. A number of studies indicate that mutations in the APP gene are associated with early-onset familial Alzheimer's disease. The clinical presentation and histopathology of early-onset Alzheimer's disease are indistinguishable from that seen in the more prevalent late-onset Alzheimer's disease.

The Company therefore believes the inhibition of A(BETA) formation may be broadly applicable to early- and late-onset Alzheimer's disease.

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

     SIBIA, in collaboration with its partner in the APP Modulator program, Bristol-Myers Squibb, has identified several series of small molecules that inhibit A(BETA) production in vitro and in vivo. The most advanced compounds from this collaboration are in pre-clinical development.

  Other Protease Targets

     SIBIA has built an integrated drug discovery platform able to address a broad range of human proteases as molecular targets. The Company has developed a novel cell-based screening assay using protease activity as a "reporter" for utilizing proprietary technology licensed from Aurora for monitoring the effects of test compounds. SIBIA is currently utilizing this assay to discover inhibitors of programmed cell death (apoptosis), which occurs in stroke, head trauma and neurodegenerative disease.

STRATEGIC ALLIANCES

     Strategic alliances with major pharmaceutical and biotechnology companies are an integral part of SIBIA's business strategy. Currently, SIBIA has a collaborative research and license agreement with Bristol-Myers Squibb and development and license agreement with Meiji. Only the collaborative research agreement with Bristol-Myers Squibb currently provides research funding payments. SIBIA is entitled to receive, from Bristol-Myers Squibb, Lilly, Meiji, and Novartis, milestone payments at certain stages of the development of product candidates, if any are identified, and royalties on sales of products that are developed, if any are developed.

  Bristol-Myers Squibb Company

     In August 1995, SIBIA entered into a collaborative research and license agreement with Bristol-Myers Squibb under which Bristol-Myers Squibb agreed to fund research for a minimum of four years to discover and develop compounds able to selectively modulate the processing of APP for the treatment of Alzheimer's disease and related neurodegenerative disorders. During the joint research effort, neither SIBIA nor Bristol-Myers Squibb may enter into any other third-party agreements directed toward the discovery and development of products for use in the area of APP metabolism. In addition, Bristol-Myers Squibb has the sole discretion to determine which compounds, if any, it will pursue to develop. Under the terms of the agreement, all pre-clinical and clinical development of lead compounds will be undertaken by Bristol-Myers Squibb. SIBIA has a right of first negotiation to obtain a license to certain compounds discovered during the research collaboration in the event Bristol-Myers Squibb elects not to pursue the development of such compounds. Pursuant to the collaborative research and license agreement, except with regard to SIBIA's assay technology, SIBIA has granted to Bristol-Myers Squibb an exclusive, worldwide, royalty-bearing license to commercialize products arising out of the collaboration. Furthermore, upon the termination of the research collaboration, SIBIA and Bristol-Myers Squibb have granted to one another non-exclusive licenses to the other's assay technology for the discovery and development of new compounds. The collaborative research funding may not be terminated prior to August 1999 without the parties' mutual consent.

     Coincident with the collaborative research and license agreement, Bristol-Myers Squibb made an equity investment in the amount of $7,000,000 and paid a non-refundable license fee of $3,000,000. Bristol-Myers Squibb is also obligated to make a further equity investment of $6,000,000 upon the initiation of clinical trials relating to any product developed from the collaboration. In addition to research funding, SIBIA is entitled to receive certain milestone payments at certain stages during the development of product candidates, if any are identified. The agreement also provides that Bristol-Myers Squibb will pay SIBIA royalties on net sales of products resulting from the joint research, if any are developed.

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

  Completed Research Collaborations

     In October 1997, the Company and Lilly completed their collaborative research in the area of VGCCs. The Company and Lilly will independently pursue discovery and development of drug leads that act on VGCC drug targets identified during the research collaboration. The Company is free to develop compounds it discovers in this area on its own or with other partners. Lilly has exercised its option to license the Company's fluorescence-based ion assay technology.

     In October 1992, SIBIA entered into a collaborative research and license agreement (which included research funding and a $5,000,000 equity investment) with Novartis to develop and utilize SIBIA's receptor/ion channel technology in the area of EAARs for the discovery of drugs that interact with these molecular targets. In March 1996, the initial term of the collaborative research funding was extended through September 1998, at which time the parties' collaborative research was concluded. Under the agreement, Novartis was granted exclusive worldwide rights to manufacture and market products it or SIBIA discovered using the EAAR technology during the research collaboration, and SIBIA is entitled to receive milestone payments at certain stages of the development of product candidates, if any are identified, and royalties on sales of products that are developed, if any are developed. Novartis also received a non-exclusive license to the Company's transcription-based assay technology and fluorescence-based ion assay technology. SIBIA has retained the rights to use the program technology for its own drug discovery efforts and may screen molecules from other sources against EAARs and pursue development of these molecules.

     Pursuant to the extended agreement, Novartis paid SIBIA $500,000 to fund certain capital expenditures and agreed to purchase $7,500,000 of the Company's Common Stock, $5,000,000 of which was purchased in conjunction with the initial public offering of the Company's Common Stock and the remaining $2,500,000 of which is required to be purchased upon the achievement of certain research milestones.

DRUG DISCOVERY TECHNOLOGY LICENSES

     Consistent with the Company's strategy of enhancing and leveraging its proprietary drug discovery platform technologies, the Company has entered into the following technology licensing arrangements with third parties:

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

     In 1990, SIBIA entered into a three-year agreement with The Salk Institute in the area of EAARs. This agreement provided for the support of research at The Salk Institute by SIBIA and the transfer of research materials and research results in the EAAR area from The Salk Institute to SIBIA. SIBIA also received an exclusive worldwide license to certain EAAR-related patents and patent applications held by The Salk Institute. The agreement was amended in March 1996. Pursuant to the agreement, as amended, SIBIA began making certain annual minimum royalty payments to The Salk Institute beginning in 1998. Failure to pay such royalties will result in the related license agreement becoming non-exclusive.

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

  Bristol-Myers Squibb

     In March 1999, SIBIA entered into a license agreement with Bristol-Myers Squibb. Under the agreement, the Company licensed to Bristol-Myers Squibb non-exclusive rights to practice its patented transcription-based assay technology. SIBIA will receive annual maintenance payments as well as royalties on the sales of any products identified using the licensed technology.

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

  Thomas Jefferson University

     SIBIA is collaborating with Jay S. Schneider, Ph.D., Professor, Department of Pathology, Anatomy and Cell Biology, and Department of Neurology, in the evaluation of various compounds on cognitive deficits in motor asymptomatic macaques treated with MPTP.

  Medical College of Georgia

     SIBIA is collaborating with Jerry J. Buccafusco, Ph.D., Professor, Director, ARC Animal Behavior Center, in the evaluation of various compounds in aged rhesus monkeys.

  University of Chicago

     SIBIA is collaborating with Dr. Richard J. Miller, Professor, Department of Pharmacology and Physiological Sciences, on the biophysical and pharmacological characterization of certain VGCC subtypes.

  University of California, San Diego, School of Medicine

     SIBIA is collaborating with Dr. Tony Yaksh, Professor and Chair, Department Anesthesiology, to map changes in calcium channels in neuropathic pain states.

  Parkinson's Institute

     SIBIA is collaborating with J. William Langston, M.D., President, and Giselle M. Petzinger, M.D., Assistant Research Scientist, in the evaluation of various compounds in the systemic MPTP parkinsonian monkey model (squirrel monkeys).

PATENTS AND PROPRIETARY RIGHTS

     SIBIA files patent applications to protect molecular targets, technologies, compounds, processes, assay methods and therapeutic treatment methods that are important to the development of its business. The

Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position.

     SIBIA has established an extensive patent portfolio which it intends to protect on behalf of its shareholders. The Company has been engaged in litigation with Cadus Pharmaceutical Corporation ("Cadus") regarding the Company's U.S. Patent No. 5,401,629 (the "'629 patent"), entitled "Assay Methods and Compositions Useful for Measuring the Intracellular Transduction of an Intracellular Signal." See "Item 3. Legal Proceedings."

     SIBIA directly holds, or has exclusive licenses to, 48 issued U.S. and 26 foreign patents relating to molecular targets, technologies, compounds and assay methods for various nervous system diseases and disorders. In addition, SIBIA has 58 U.S. and 71 foreign applications relating to these enabling technologies, thirteen of which have been allowed.

     SIBIA has eight issued patents and three allowed which include claims to DNAs encoding key structural components of VGCCs, one of which, the (ALPHA)(2)(DELTA) component, is thought to be essential for all VGCC subtypes. Four additional patents cover VGCCs which can be utilized in assays to identify compounds that modulate VGCC function. SIBIA has been granted a European patent covering DNA encoding VGCC (ALPHA)(2)(DELTA) subunits, cells expressing the same and a method to identify compounds that modulate VGCC function and Australian and British patents covering a number of subtypes and assay methods. Eleven of the pending U.S. patent applications cover the composition or use of VGCC genes and the encoded subtypes and assay methods; two of these have been allowed.

     SIBIA has been issued five U.S. patents which claim DNAs encoding and assays for key structural components of nAChRs and has an exclusive license from the Salk Institute to five issued U.S. patents and three pending applications (of which 2 stand allowed), all of which claim DNAs encoding various nAChR subunits and assay methods. SIBIA also has been granted four patents in Great Britain covering nAChR subtypes and assay methods. Seven of SIBIA's pending U.S. applications cover the composition or use of human nAChR genes and encoded subtypes and assay methods; four of these have been allowed.

     SIBIA has two issued U.S. patent with claims to DNAs encoding human metabotropic receptors and cells containing the same and a corresponding patent has been granted in Australia and Great Britain. SIBIA also has one issued U.S. patent with claims to NMDA receptors and an exclusive license from the Salk Institute to four additional issued U.S. patents with broad claims to DNAs encoding various NMDA- and non-NMDA-type ligand gated EAA receptor/ion channel subtypes, and corresponding Australian and British patents have issued. SIBIA has five pending U.S. applications covering human NMDA receptor genes and encoded subtypes and seven pending U.S. applications covering human metabotropic glutamate receptor ("mGLuR") genes and assay methods, two of which have been allowed.

     Several of SIBIA's pending U.S. patent applications relate to functional screening techniques that can be utilized in conjunction with receptor/ion channel compositions for identifying drugs which have the potential for treatment of disorders associated with the particular receptor or ion channel. Two issued U.S. patents cover methods and compositions for identifying receptor-modulating compounds based on detection of reporter gene transcription. In addition, one issued U.S. patent, three granted foreign patents, five pending U.S. patent applications and seven pending foreign applications cover fluorescence-based automated systems and methods for high throughput functional screening of receptor-modulating compounds.

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

     SIBIA has eleven issued U.S. patents covering the composition, use, or methods or preparation of compounds which modulate the activity of nAChRs for the treatment of diseases and disorders involving these receptors, including six issued U.S. patents covering, inter alia, SIB-1508Y. Additionally, SIBIA has four pending U.S. applications, fifteen foreign applications and one issued Australian patent, covering different series of nAChR compounds. Two additional applications covering EAA compounds are jointly assigned to SIBIA and Novartis.

     SIBIA has three issued U.S. patents and six U.S. patent applications and three foreign applications pending covering the composition or use of compounds that modulate the processing of proteins implicated in Alzheimer's disease and an issued U.S. patent covering assay methods for the detection of Alzheimer's disease. Four additional applications covering compounds for treating Alzheimer's disease are jointly assigned to SIBIA and Bristol-Myers Squibb.

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

     The patent positions of pharmaceutical and biotechnology firms, including SIBIA, are uncertain and involve complex legal and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued or upon reexamination. Consequently, the Company does not know whether any more of its applications will result in the issuance of patents or, if any patents are issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications in the United States are maintained in secrecy until a patent issues, and since publication of discoveries in the scientific or patent literature often lag behind actual discoveries, the Company cannot be certain that it was the first creator of inventions covered by its pending patent applications or that it was the first to file patent applications for such inventions.

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

     Litigation, which could result in substantial costs to the Company, may also be necessary to enforce any patents issued to the Company or to determine the scope and validity of third-party proprietary rights. See "Item 3. Legal Proceedings." Moreover, if competitors of the Company prepare and file patent applications in the United States that claim technology also claimed by the Company, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office ("PTO") to determine priority of invention, which could result in substantial cost to the Company, even if the eventual outcome is favorable to the Company. Similarly, the Company may have to participate in opposition proceedings with respect to granted foreign patents. The Company is aware of a third-party patent application that elicited an interference proceeding with one of the Company's patent applications in the PTO. There can be no assurance that the Company will prevail in these proceedings. Also, there can be no assurance that the validity of the Company's patents, if issued, would be upheld by a court of competent jurisdiction. An adverse outcome in patent prosecution or in litigation with respect to the validity of any of the Company's patents could subject the Company to significant liabilities to third parties, require disputed rights to be licensed from third parties or require the Company to cease using such technology, any of which could have a material adverse effect on the Company's business.

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

COMPETITION

     Competition to develop drugs to treat nervous system disorders is intense and expected to increase as knowledge and interest in the disorders addressed by the products the Company is seeking to develop increases. The Company's most significant competitors are pharmaceutical companies and established biotechnology companies. Smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large pharmaceutical companies. In addition, the Company faces competition from academic institutions, governmental agencies and other public and private research organizations which conduct research, seek patent protection, and establish collaborative arrangements for product and clinical development and marketing. Furthermore, these companies and institutions compete with the Company in recruiting and retaining highly qualified scientific and management personnel.

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

GOVERNMENT REGULATION

     The manufacturing and marketing of pharmaceutical products in the United States requires the approval of the FDA under the federal Food, Drug and Cosmetic Act. Similar approvals by the comparable agencies are required in most foreign countries. The FDA has established mandatory procedures and safety standards that apply to the pre-clinical and clinical testing, manufacture and marketing of pharmaceutical products. Obtaining FDA approval for a new therapeutic takes several years and involves substantial expenditures. Pharmaceutical manufacturing facilities are also regulated by state, local and other authorities.

     As an initial step in the FDA regulatory approval process, pre-clinical studies are typically conducted in animal models to assess a drug's efficacy and to identify potential safety problems. The results of these studies are submitted to the FDA as part of an IND, which is filed to comply with FDA regulations prior to beginning clinical trials.

     Clinical trials are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the initial introduction of the drug into healthy human subjects, the drug is tested for safety (adverse effects), dosage tolerance, metabolism, distribution, excretion and pharmacodynamics (clinical pharmacology). Phase 2 involves studies in a limited patient population to (i) assess the potential of the drug for specific, targeted indications; (ii) evaluate dosage tolerance and optimal dosage; and (iii) identify possible adverse effects and safety risks. When a compound is found to be effective and to have an acceptable safety profile in Phase 2 evaluations, Phase 3 trials are undertaken to further evaluate clinical efficacy and to further test for safety within an expanded patient population at geographically dispersed clinical study sites. Data from clinical trials are submitted to the FDA in a New Drug Application ("NDA") or Product License Application ("PLA"). Preparing an NDA or PLA involves considerable data collection, verification, analysis and expense.

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

     For clinical investigation and marketing outside the United States, the Company also is subject to foreign regulatory requirements governing clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country. The Company's approach to the European regulatory process involves the identification of respected clinical investigators in the member states of the European Union ("EU") to conduct clinical studies. The Company intends to design these studies to meet both FDA and EU standards. Provided regulatory harmonization is finalized in the EU, these studies are designed to develop a regulatory package sufficient for multi-country approval in the Company's European target markets without the need to duplicate studies for individual country approvals. This approach also takes advantage of regulatory requirements in some countries, such as in the United Kingdom, which allow Phase 1 studies to commence after appropriate toxicology and preclinical pharmacology studies but prior to formal regulatory approval.

HUMAN RESOURCES

     As of December 31, 1998, the Company had 122 employees, 39 of whom hold Ph.D. degrees. 109 employees are engaged in, or directly support, research and development. The Company's employees are not covered by a collective bargaining agreement and the Company considers its relations with its employees to be excellent.

RISK FACTORS

     Absence of Developed Products; Early Stage of Development. SIBIA is an early stage biotechnology company. The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. SIBIA has commenced clinical trials on two of its compounds (SIB-1508Y and SIB-1553A) currently under research and development, but no clinical trials have commenced by the Company's collaborative partners for any compound in connection with their collaborations with the Company. Even though Phase 2 clinical trials with respect to SIB-1508Y and SIB-1553A have commenced, both may prove to be ineffective in the treatment of neural disorders, or have undesirable or unintended side effects or other characteristics that prevent or limit their commercial use, either of which could have a material adverse effect on the Company's business. Furthermore, there can be no assurance that any products will be successfully discovered or developed by the Company or its collaborative partners, be approved for clinical trials, prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be marketed successfully. The failure of the Company or its collaborative partners to discover or develop commercially viable products or successfully market such products would have a material adverse effect on the Company's business.

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

     The Company's collaborators have received from SIBIA certain exclusive rights to commercialize any products developed under their respective agreements. These collaborators have generally agreed to fund the research and development of compounds discovered under their respective agreements, conduct clinical testing of lead compounds, prepare and file submissions for regulatory approval, make milestone payments to SIBIA upon the achievement of certain goals and pay royalties on any resulting products. Under its agreements with these collaborators, the Company is restricted in its ability to conduct research with third parties with respect to the technology subject to the respective agreement until its collaborative research is complete. The amount and timing of resources dedicated by these collaborators under their respective agreements also is not within the control of the Company. There can be no assurance that the Company will ever receive any milestone or royalty payments under these agreements. In addition, if products that may be developed under such agreements are approved for marketing, any revenues to the Company from such products will be dependent on the marketing and sales efforts of these collaborators.

     Each of the collaborative parties has the right to terminate its respective collaboration under certain circumstances, including upon the occurrence of a material breach and, in certain cases, upon a change in control. There can be no assurance that the Company's relationships with its collaborative partners will not be terminated or that the Company will be able to enter into additional collaborations in the future. In addition, there can be no assurance that collaborators will not pursue alternative technologies to develop treatments for the diseases targeted by the respective collaborative programs. If any of the Company's collaborative partners terminates or breaches its agreement with the Company or fails to devote adequate resources to or to conduct in a timely manner its collaborative activities, the research program under the applicable collaborative agreement or the development and commercialization of drug candidates subject to such collaboration would be materially adversely affected, which would have a material adverse effect on the Company's business. In addition, because the Company's collaborative agreements have accounted for 93%, 95%, 97% of total revenues for the years ended December 31, 1998, 1997 and 1996, respectively, such a termination or breach could materially adversely affect the Company's results of operations and financial condition. Also, there can be no assurance that a research program covered by a particular collaborative agreement does not or will not conflict with any research programs covered by the Company's other collaborations. The occurrence of any such conflict could have a material adverse effect on the Company's business.

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

     History of Operating Losses. The Company is at an early stage of development with respect to its nervous system technologies and its compounds. Except for 1995, the Company has incurred net losses every year since it shifted its area of therapeutic focus to the central nervous system in 1991. As of December 31, 1998, the Company had an accumulated deficit of approximately $45.1 million. The Company's revenue for the short term will be limited to payments under its existing or future strategic alliance agreements. There can be no assurance that the Company will ever achieve or sustain significant revenues or profitable operations. To achieve significant revenues or profitable operations, the Company, alone or with its collaborators, must successfully develop, manufacture and market safe and efficacious products and obtain the regulatory approvals required for their testing, manufacture and sale. Failure to achieve significant revenues or profitable operations could impair the Company's ability to sustain operations. There can be no assurance that the Company will be successful in entering into additional collaborative arrangements or that any such arrangements will result in revenues or that the Company will receive additional revenues under existing collaborative arrangements. The Company has not yet received any revenues from the achievement of milestones from the discovery or development of, or royalties from the sale of, commercial drugs by Lilly, Novartis, Bristol-Myers Squibb or Meiji, and such revenues, if any, are not expected to represent a material amount of the Company's total revenues for several years, if at all.

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

     SIBIA has 58 pending applications for U.S. patents and 71 pending foreign applications on its technology relating to drug discovery for various nervous system disorders. To date, the Company has exclusively licensed twelve U.S. patents from The Salk Institute related to SIBIA's human receptor/ion channel subtype technology, including continuations-in-part and foreign counterparts of these patents. The Company intends to file additional applications as appropriate for patents covering its technologies, compounds and processes. There can be no assurance that the Company will develop additional technologies, compounds or processes that are patentable, that patents will issue from any patent application, that issued patents will prevail in reexamination or that claims allowed will be sufficient to protect the Company's technologies, compounds or processes. Competitors may have filed applications, may have been issued patents or may obtain additional patents and proprietary rights relating to technologies, compounds or processes competitive with those of the Company. The failure by the Company to adequately protect its technologies, compounds or processes covered by issued patents or to obtain patents based on the applications referred to herein or any future applications could have a material adverse effect on the Company's business.

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

     Reliance on Third-Party Manufacturers. The Company currently has no manufacturing facilities for clinical or commercial production of any compounds currently under development or marketing capability for the distribution of any products that may be developed. The Company is currently relying on third-party manufacturers to produce its compounds for pre-clinical and clinical purposes. The Company's only compounds in human clinical trials, SIB-1508Y and SIB-1553A, have never been manufactured on a commercial scale and there can be no assurance that such compounds, or any other compounds the Company or its collaborators may develop, can be manufactured at a cost or in quantities to make commercially viable products.

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

  Year 2000. As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, internal systems of the Company and its suppliers and vendors are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue. The Company's efforts to address the Y2K issue are described in more detail in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     Control by Principal Stockholders; Anti-Takeover Provisions. The Salk Institute and its affiliates beneficially owned approximately 19.6% of the outstanding shares of Common Stock of SIBIA as of January 31, 1999. In addition, as of January 31, 1999, the present directors and executive officers of the Company beneficially owned approximately 8.2% of the outstanding shares of Common Stock. Accordingly, together with The Salk Institute, the present directors and executive officers of the Company have the ability to exercise substantial influence over the outcome of most stockholders' actions. Moreover, the Company's Certificate of Incorporation does not provide for cumulative voting with respect to the election of directors. Consequently, the present directors and executive officers, together with The Salk Institute, are able to exercise substantial influence over the election of the members of the Board of Directors. Such concentration of ownership could have an adverse effect on the price of SIBIA's Common Stock. In addition, the Company's Certificate of Incorporation provides that any action required or permitted to be taken by stockholders of the Company must be effected at a duly called annual or special meeting of stockholders and may not be effected by any consent in writing. Special meetings of the stockholders of the Company may be called only by the Chairman of the Board of Directors, the President of the Company, by the Board of Directors pursuant to a resolution adopted by a majority of the total number of authorized directors, or by the holders of 10% of the outstanding voting stock of the Company. Moreover, the Company's Certificate of Incorporation and Bylaws provide for a classified Board of Directors and eliminate the ability of stockholders to remove a director without cause. The Company's Certificate of Incorporation and Bylaws also require that the holders of at least 66 2/3% of the voting stock of the Company must approve any amendment to either the Certificate of Incorporation or Bylaws affecting certain provisions, including the provisions described above. These provisions may have the effect of making hostile takeovers of the Company more difficult, but may also render more difficult the accomplishment of mergers or the assumption of control by a principal stockholder because they make it more difficult to remove the Company's management. In addition, the Board of Directors has the authority, without action by stockholders, to issue additional shares of Common Stock and to fix the rights and preferences of and issue shares of Preferred Stock, either of which may have the effect of delaying or preventing a change in control of the Company.

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

ITEM 2. PROPERTIES

     The Company's facilities are located in La Jolla, California. The Company leases approximately 53,526 square feet of space used for laboratory and administrative purposes of which approximately 10,792 square feet is sublet. SIBIA believes that its present facility will be adequate to conduct its research activities through December 2006, when its current lease, including available option terms, expires. Management believes that it will be able to secure additional space at commercially reasonable rates during the terms of such lease, if necessary.

ITEM 3. LEGAL PROCEEDINGS

     On July 9, 1996, the Company filed an action for patent infringement against Cadus Pharmaceutical Corporation ("Cadus") in the United States District Court for the Southern District of California. The complaint asserted that Cadus' assay technology infringes the Company's United States Patent No. 5,401,629 (the "'629 Patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intercellular Signal." The Company sought damages in an unspecified amount and injunctive relief in the complaint.

     Cadus responded by asserting that the '629 Patent and the Company's United States Patent No. 5,436,128 (the "'128 Patent"), entitled "Assay Methods and Compositions for Detecting and Evaluating the Intercellular Transduction of an Extracellular Signal," are invalid, unenforceable and not infringed, and further asserting claims for intentional interference with prospective economic advantage and unfair competition. Cadus sought declaratory relief and compensatory and punitive damages against the Company. On August 3, 1998, the Court granted summary judgment for the Company on Cadus' counterclaims. Cadus subsequently dismissed its counterclaim alleging invalidity and unenforceability of the '128 Patent.

     On December 18, 1998, the jury returned a verdict in favor of the Company, finding that the '629 Patent is valid and enforceable and awarding the Company damages in the amount of $18 million to compensate the Company for Cadus' past direct and indirect infringement of the '629 Patent. On January 29, 1999, the Court granted the Company's request for a permanent injunction preventing Cadus, and all persons acting in concert or otherwise participating with Cadus from practicing the methods claimed in the '629 Patent.

     On February 26, 1999, the Court denied Cadus' request to decrease the amount of damages awarded by the jury and to order a new trial.

     On March 10, 1999, the Court confirmed the jury's verdict in all respects and entered judgment in favor of the Company. On March 23, 1999, Cadus posted security for the judgment in the amount of $18,500,000. On March 25, 1999, Cadus filed a notice of appeal from the judgment.

     The Company has recently been notified that the Patent & Trademark Office has granted a request for reexamination of the '629 Patent. The Company's management intends to vigorously defend the '629 Patent in that proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's Security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock commenced trading on the Nasdaq National Market under the symbol "SIBI" on May 9, 1996. The following table sets forth, for the periods indicated, the high and low sales prices per share of the Common Stock as reported on the Nasdaq National Market:

                                                              HIGH      LOW
                                                              ----      ---
1998
Fourth Quarter..............................................   $6 3/4   $3
Third Quarter...............................................    5 1/4    2 1/2
Second Quarter..............................................    7 3/4    4 7/8
First Quarter...............................................    7 1/4    5

1997
Fourth Quarter..............................................   $9       $5 5/8
Third Quarter...............................................    9 1/8    6
Second Quarter..............................................    9        5 1/4
First Quarter...............................................    9 1/2    7 1/2

     The last reported sale price of the Common Stock on the Nasdaq National Market on January 29, 1999 was $5.50. As of January 29, 1999, there were approximately 900 stockholders of record of the Company's Common Stock. To date, the Company has not paid any dividends on its Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

     The following table summarizes certain selected financial data for each of the five years in the period ended December 31, 1998. The information should be read in conjunction with the financial statements included elsewhere in this report.

                                                      YEARS ENDED DECEMBER 31,
                                      --------------------------------------------------------
                                        1998        1997        1996        1995        1994
                                      --------    --------    --------    --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Total revenue.....................    $  7,043    $ 11,197    $  8,481    $ 10,448    $  4,852
Research and development
  expenses........................    $ 18,247    $ 15,819    $ 12,268    $  8,949    $  8,663
Net income (loss).................    $(15,807)   $ (7,593)   $ (5,564)   $  2,926    $    (27)
Basic net income (loss) per common
  share...........................    $  (1.68)   $  (0.82)   $  (0.73)   $   0.60
Diluted net income (loss) per
  common share....................    $  (1.68)   $  (0.82)   $  (0.73)   $   0.47
Shares used in computing basic net
  income (loss) per common
  share...........................       9,421       9,248       7,596       4,893
Shares used in computing diluted
  net income (loss) per common
  share...........................       9,421       9,248       7,596       6,164

BALANCE SHEET DATA:
Cash, cash equivalents and
  investment securities...........    $ 17,187    $ 33,347    $ 37,464    $ 16,488    $  5,944
Working capital...................    $ 13,662    $ 31,214    $ 35,324    $ 14,338    $  4,523
Total assets......................    $ 21,199    $ 36,180    $ 39,983    $ 18,251    $  8,005
Long-term debt, less current
  portion.........................    $  1,350    $    695    $    519    $    721    $    860
Accumulated deficit...............    $(45,093)   $(29,286)   $(21,693)   $(16,129)   $(19,055)
  Total stockholders' equity......    $ 21,199    $ 32,214    $ 36,572    $ 15,107    $  5,166

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

     The Company has no products available for sale and does not expect to have any products resulting from its research efforts, including its collaborations with others, commercially available for at least several years, if at all. Except for 1995, the Company has incurred net losses every year since shifting its area of therapeutic focus to the central nervous system in 1991. The Company expects that its revenue and other income for the next several years will fluctuate significantly on a quarterly and annual basis and will be limited to payments under its collaborative relationships, license fees, interest income and other miscellaneous income.

     During the years ended December 31, 1998, 1997, and 1996, the Company had three, four and three collaborative research agreements that accounted for 93%, 95% and 97%, respectively, of total revenue.

     As of December 31, 1998, the Company had an accumulated deficit of approximately $45,093,000. To date, the Company's operations have been funded primarily through equity financings, research contracts, option and license and royalty revenues. In addition, SIBIA received funds from the sale of its interest in a corporate joint venture in 1994 and from the settlement of certain litigation in 1995, with which it has purchased investment securities and which it has used to finance its operations.

RESULTS OF OPERATIONS

  Years Ended December 31, 1998 and 1997

     Total revenue decreased by 37%, to $7,043,000 in 1998 from $11,197,000 in 1997. The decrease was due primarily to one-time license fees of $3,000,000 recognized in 1997 related to the Company's agreement with Meiji for the development of SIB-1508Y, SIBIA's lead compound for Parkinson's disease, and the completion of the Company's research programs under its collaborations with Eli Lilly and Novartis in October 1997 and September 1998, respectively.

     Total expenses increased by 22%, to $25,587,000 in 1998 from $20,965,000 in 1997. The increase in total expenses was primarily attributable to increases in both research and development and general and administrative expenses. Research and development expenses increased 15%, to $18,247,000 in 1998 from $15,819,000 in 1997. This was primarily the result of expanded programs in drug discovery including psychiatric disorders, chronic pain, neuroprotection and apoptosis and for expenses associated with clinical trials. The Company's two compounds under development are SIB-1508Y, currently in Phase 2 clinical studies for Parkinson's disease, and SIB-1553A, currently in Phase 2 clinical studies for Alzheimer's disease. General and administrative expenses increased 43%, to $7,340,000 in 1998 from $5,146,000 in 1997. The increase in general and administrative expenses was primarily due to increased legal fees related to the Company's ongoing patent litigation with Cadus Pharmaceutical Corporation. In December 1998, SIBIA was awarded an $18.0 million jury verdict that has been appealed by Cadus.

     Other income increased by 26%, to $2,737,000 in 1998 from $2,175,000 in 1997. The increase in other income was due primarily to the net effect of gains on the sale of equity securities which were partially offset by decreased interest income as a result of lower average cash and investment balances carried in 1998.

  Years Ended December 31, 1997 and 1996

     Total revenue increased by 32%, to $11,197,000 in 1997 from $8,481,000 in 1996. The increase was due primarily to one-time license fees of $3,000,000 recognized in 1997 related to the Company's agreement with Meiji for the development of SIB-1508Y, SIBIA's lead compound for Parkinson's disease.

     Total expenses increased by 32%, to $20,965,000 in 1997 from $15,829,000 in 1996. The increase in total expenses was primarily attributable to an increase in research and development expenses of 29%, to $15,819,000 in 1997 from $12,268,000 in 1996. This was primarily the result of expanded programs in drug discovery and for expenses associated with clinical trials of SIB-1508Y. General and administrative expenses increased 45%, to $5,146,000 in 1997 from $3,561,000 in 1996. The increase in general and administrative expenses was primarily due to increased legal fees related to various patent and litigation matters, the payment, in 1997, of foreign taxes related to payments received under the Meiji agreement and costs associated with a proposed secondary offering of the Company's common stock, which offering was withdrawn by the Company in February 1998 due to market conditions.

     Other income increased by 22%, to $2,175,000 in 1997 from $1,784,000 in 1996. The increase in other income was due primarily to an increase in interest income earned on proceeds from the Company's initial public offering of Common Stock in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

     SIBIA has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis) and option, license and royalty revenues. Since 1991, the Company has received approximately $41,775,000 in net proceeds from the sale of Convertible Preferred Stock and Common Stock to investors and collaborative partners and approximately $54,979,000 in contract, license and royalty revenue. The Company is entitled to receive additional payments under the collaborative agreements in the form of contract revenue, milestone payments, if milestones are achieved, and royalties, if products are commercialized. As of December 31, 1998, the Company had an accumulated deficit of $45,093,000.

     The Company believes its proprietary drug discovery platform will lead to corporate collaboration and licensing opportunities which may generate future revenues in the form of license fees, milestone payments and/or royalties.

     The Company anticipates that the cash, cash equivalents and investment securities balance of $17,187,000 as of December 31, 1998 will be sufficient to support continued research and development of its technologies and fund other general and administrative expenditures through 1999.

     The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,518,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates, if necessary. The Company has an option to extend its lease for an additional five years. Since 1991, the Company has invested $5,735,000 in property and equipment. Included within this amount is $4,651,000 of equipment under capital leases and equipment notes payable. The net present value of obligations under such capital leases as of December 31, 1998 was $2,075,000.

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

NET OPERATING LOSSES

     As of December 31, 1998, the Company had available net operating loss carryforwards for federal and state income tax purposes of approximately $44,335,000 and $18,972,000, respectively, which expire beginning in 2006 and 2002, respectively. As of December 31, 1998, the Company had federal and state tax credits for research activities totaling approximately $2,210,000 and $814,000, respectively, which are available to offset future income taxes and expire beginning in 2004 and 2000, respectively. The Company's ability to utilize net operating loss carryforwards and tax credits is subject to limitations as set forth in applicable federal and state tax laws. As specified in the Internal Revenue Code, an ownership change of more than 50% by a combination of the Company's significant stockholders during any three-year period would result in certain limitations on the Company's ability to utilize its net operating loss and tax credit carryforwards.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's exposure to market-rate risk for changes in interest rates relates primarily to the Company's investment portfolio. The Company employs established policies and procedures to manage its exposure to fluctuations in interest rates. The Company places its investments with high quality issuers and, by policy, limits the amount of credit exposure to any one issuer and does not use derivative financial instruments in its investment portfolio. The Company maintains an investment portfolio of various issuers, types and maturities, which consist mainly of fixed rate financial instruments. These securities are classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component in stockholders' equity. At any time, sharp changes in interest rates can affect the fair value of the investment portfolio and its interest earnings. Currently, the Company does not hedge these interest rate exposures.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the information under the caption "Election of Directors" contained in the Company's definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A in connection with the Company's 1999 Annual Meeting of Stockholders to be held on May 26, 1999 (the "Proxy Statement").

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)FINANCIAL STATEMENTS

       Index to financial statements appears on page F-1.

    (2)FINANCIAL STATEMENT SCHEDULES

       None required.

    (3)EXHIBITS

       See paragraph (c) below.

(b)     REPORTS ON FORM 8-K

        Not applicable

(c)     EXHIBITS

        EXHIBIT
        NUMBER                      DESCRIPTION OF DOCUMENT
        -------                     -----------------------
         3.1      Amended and Restated Certificate of Incorporation of the
                  Registrant.(4)
         3.2      Amended and Restated Bylaws of the Registrant.(4)
         3.3      Registrant's Certificate of Designation of Series A Junior
                  Participating Preferred Stock.(2)
         4.1      Reference is made to Exhibits 3.1, 3.2 and 3.3.
         4.2      Specimen stock certificate.(1)
        10.1      Form of Indemnification Agreement entered into between
                  Registrant and its directors and officers.(1)(5)
        10.2      Registrant's 1992 Stock Option and Restricted Stock Plan, as
                  amended (the "1992 Option Plan").(4)(5)
        10.3      Form of Incentive Stock Option Agreement under the 1992
                  Option Plan.(1)(5)
        10.4      Form of Nonstatutory Stock Option Agreement under the 1992
                  Option Plan.(1)(5)
        10.5      Registrant's 1996 Equity Incentive Plan, as amended (the
                  "1996 Equity Plan").(4)(5)
        10.6      Form of Incentive Stock Option Agreement under the 1996
                  Equity Plan.(1)(5)
        10.7      Form of Nonstatutory Stock Option Agreement under the 1996
                  Equity Plan.(1)(5)
        10.8      Registrant's 1996 Non-Employee Directors' Stock Option Plan,
                  as amended (the "Non-Employee Directors' Option
                  Plan").(4)(5)
        10.9      Form of Nonstatutory Stock Option Agreement under the
                  Non-Employee Directors' Option Plan.(1)(5)
        10.10     Registrant's Employee Stock Purchase Plan.(1)(5)
        10.11     Registrant's Management Change of Control Plan, as amended
                  (the "Change of Control Plan").(5)
        10.12     Form of Nonqualified Stock Option Agreement under the Change of Control Plan.(1)(5)
        10.13     Lease Agreement dated April 7, 1989 between Registrant and
                  Regency Associates Limited, as subsequently amended on March
                  1, 1993, and July 1, 1995.(1)
        10.14     Equipment Lease Line Agreement dated June 30, 1992 between
                  Registrant and GE Capital, as amended.(1)

        EXHIBIT
        NUMBER                      DESCRIPTION OF DOCUMENT
        -------                     -----------------------
        10.15     Investment Agreement dated August 10, 1995 between
                  Registrant and Bristol-Myers Squibb Company.(1)
        10.16     Collaborative Research and License Agreement dated August
                  10, 1995 between Registrant and Bristol-Myers Squibb
                  Company.(1)
        10.17     Stockholders Agreement dated as of October 1, 1991, by and among Registrant, Phillips Petroleum Company, The Salk
                  Institute for Biological Studies, Skandigen AB and the
                  Stockholders of Protease Corporation.(1)
        10.18     License Agreement dated March 8, 1988 between Registrant and
                  The Salk Institute for Biological Studies, as amended by
                  that certain First Amendment to License Agreement dated
                  March 10, 1996.(1)
        10.19     License Agreement dated December 15, 1990 between Registrant and The Salk Institute for Biological Studies, as amended by that certain First Amendment to License Agreement dated
                  March 10, 1996.(1)
        10.20     Stock Purchase and Stockholders Agreement dated April 11,
                  1988 among Registrant, Phillips Petroleum Company, The Salk
                  Institute for Biological Studies and Skandigen AB, as
                  amended by that certain Amendment to Stock Purchase and
                  Shareholders Agreement dated April 12, 1990.(1)
        10.21     Agreement dated December 20, 1991 between Registrant,
                  Phillips Petroleum Company, The Salk Institute for
                  Biological Studies and Skandigen AB.(1)
        10.22     License Agreement dated December 20, 1991 between Registrant and Phillips Petroleum Company.(1)
        10.23     Amended and Restated Research and Development and License
                  Agreement dated March 20, 1996 between Registrant and
                  CIBA-GEIGY Limited.(1)
        10.24     Stock Purchase Agreement dated September 15, 1992 between
                  Registrant and CIBA-GEIGY Limited.(1)
        10.25     Subscription Agreement dated April 11, 1994 between
                  Registrant and CIBA-GEIGY Limited.(1)
        10.26     Stock Purchase Agreement dated March 20, 1996 between
                  Registrant and CIBA-GEIGY Limited.(1)
        10.27     Agreement dated May 1, 1992 between Registrant and Eli Lilly and Company, as amended and extended by that certain
                  Extension Agreement dated May 1, 1995.(1)
        10.28     Stock Purchase Agreement dated May 7, 1992 between
                  Registrant and Eli Lilly and Company.(1)
        10.29     Option and License Agreement dated April 30, 1995 between
                  Registrant and Eli Lilly and Company.(1)
        10.30     License Agreement dated March 5, 1992 between Registrant and
                  Cephalon, Inc., as amended by that certain Letter dated
                  March 22, 1995.(1)
        10.31     Patent License Agreement dated June 21, 1993 between
                  Registrant and Affymax Technologies, N.V., as amended by
                  that certain Letter dated July 15, 1993.(1)
        10.32     Agreement dated October 1, 1993 between Registrant and
                  Hafslund Nycomed Pharma AG.(1)
        10.33     Development and License Agreement dated February 28, 1997
                  between Registrant and Meiji Seika Kaisha, Ltd.(3)
        10.34     Further Extension Agreement dated November 1, 1996 between
                  Registrant and Eli Lilly and Company.(3)

        EXHIBIT
        NUMBER                      DESCRIPTION OF DOCUMENT
        -------                     -----------------------
        10.35     Third Amendment to Lease dated December 31, 1996 between
                  Registrant and Regency Properties, L.P.(3)
        10.36     Equipment Lease Line Agreement dated March 4, 1997 between
                  Registrant and G.E. Capital.(3)
        10.37     Rights Agreement dated as of March 17, 1997 among Registrant and ChaseMellon Shareholder Services, L.L.C.(2)
        10.38     Specimen Rights Certificate.(2)
        10.39     Employment Agreement dated February 23, 1998 between
                  Registrant and Jeffrey F. McKelvy, Ph.D.(5)(6)
        10.40     Employment Agreement dated June 4, 1998 between Registrant and Michael M. Harpold, Ph.D.(5)(7)
        10.41     Employment Agreement dated October 27, 1998 between
                  Registrant and Stephen F. Keane.(5)
        23.1      Consent of PricewaterhouseCoopers LLP.
        24.1      Power of Attorney. Reference is made to page 35.
        27.1      Financial Data Schedule.

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

(5) Constitutes a "management contract or compensatory plan or arrangement," pursuant to Item 14(a)(3)

(6) Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.

(7) Filed as an exhibit to Registrant's quarterly report on Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SIBIA NEUROSCIENCES, INC.

                                          By:      /s/ THOMAS A. REED
                                            ------------------------------------
                                                      Thomas A. Reed,
                                                      Vice President,
                                                Finance/Administration, & CFO

Date: March 30, 1999

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

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----
                /s/ WILLIAM T. COMER                     President, Chief Executive     March 30, 1999
-----------------------------------------------------              Officer
               William T. Comer, Ph.D.                          and Director
                                                        (Principal Executive Officer)

                 /s/ THOMAS A. REED                            Vice President,          March 30, 1999
-----------------------------------------------------    Finance/Administration and
                   Thomas A. Reed                          Chief Financial Officer
                                                          (Principal Financial and
                                                             Accounting Officer)

                /s/ WILLIAM R. MILLER                       Chairman of the Board       March 30, 1999
-----------------------------------------------------
                  William R. Miller

                /s/ STANLEY T. CROOKE                             Director              March 30, 1999
-----------------------------------------------------
           Stanley T. Crooke, M.D., Ph.D.

                  /s/ GUNNAR EKDAHL                               Director              March 30, 1999
-----------------------------------------------------
                    Gunnar Ekdahl

               /s/ JEFFREY F. MCKELVY                             Director              March 30, 1999
-----------------------------------------------------
              Jeffrey F. McKelvy, Ph.D.

             /s/ FREDERICK B. RENTSCHLER                          Director              March 30, 1999
-----------------------------------------------------
               Frederick B. Rentschler

                 /s/ JAMES D. WATSON                              Director              March 30, 1999
-----------------------------------------------------
               James D. Watson, Ph.D.

                           SIBIA NEUROSCIENCES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................  F-2
Balance Sheet as of December 31, 1998 and 1997..............  F-3
Statement of Operations for the years ended December 31,
  1998, 1997 and 1996.......................................  F-4
Statement of Stockholders' Equity for the years ended
  December 31, 1998, 1997 and 1996..........................  F-5
Statement of Cash Flows for the years ended December 31,
  1998, 1997 and 1996.......................................  F-6
Notes to Financial Statements...............................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of SIBIA Neurosciences, Inc.

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of SIBIA Neurosciences, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  /s/ PRICEWATERHOUSECOOPERS LLP
--------------------------------------
      PRICEWATERHOUSECOOPERS LLP

San Diego, California
February 19, 1999

                           SIBIA NEUROSCIENCES, INC.

                                 BALANCE SHEET

                                     ASSETS

                                                                      DECEMBER 31,
                                                              ----------------------------
                                                                  1998            1997
                                                              ------------    ------------
Current assets:
  Cash and cash equivalents.................................  $  4,595,000    $  4,972,000
  Investment securities.....................................    12,592,000      28,375,000
  Contracts and accounts receivable.........................       501,000         588,000
  Prepaid expenses and other current assets.................       683,000         550,000
                                                              ------------    ------------
          Total current assets..............................    18,371,000      34,485,000
Property and equipment, net.................................     2,638,000       1,599,000
Other assets................................................       190,000          96,000
                                                              ------------    ------------
                                                              $ 21,199,000    $ 36,180,000
                                                              ============    ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  2,567,000    $  1,611,000
  Accrued liabilities.......................................     2,142,000       1,660,000
                                                              ------------    ------------
          Total current liabilities.........................     4,709,000       3,271,000
Long-term debt, less current portion........................     1,350,000         695,000
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000 shares
     authorized
  Common Stock, $.001 par value; 25,000,000 shares
     authorized; 9,515,588 and 9,338,744 shares issued and
     outstanding at December 31, 1998 and 1997,
     respectively...........................................        10,000           9,000
  Additional paid-in capital................................    60,206,000      59,946,000
  Deferred compensation.....................................      (273,000)       (580,000)
  Notes receivable from stockholders........................       (83,000)        (87,000)
  Net unrealized gain on investment securities
     available-for-sale.....................................       373,000       2,212,000
  Accumulated deficit.......................................   (45,093,000)    (29,286,000)
                                                              ------------    ------------
          Total stockholders' equity........................    15,140,000      32,214,000
                                                              ------------    ------------
                                                              $ 21,199,000    $ 36,180,000
                                                              ============    ============

                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1998           1997           1996
                                                     ------------    -----------    -----------
Revenue:
  Contract.........................................  $  6,613,000    $ 7,537,000    $ 8,215,000
  License and royalty..............................       430,000      3,660,000        266,000
                                                     ------------    -----------    -----------
          Total revenue (Note 1)...................     7,043,000     11,197,000      8,481,000
                                                     ------------    -----------    -----------
Expenses:
  Research and development.........................    18,247,000     15,819,000     12,268,000
  General and administrative.......................     7,340,000      5,146,000      3,561,000
                                                     ------------    -----------    -----------
          Total expenses...........................    25,587,000     20,965,000     15,829,000
                                                     ------------    -----------    -----------
                                                      (18,544,000)    (9,768,000)    (7,348,000)
                                                     ------------    -----------    -----------
Other income (expense):
  Interest income..................................     1,523,000      2,231,000      1,834,000
  Interest expense.................................       (91,000)       (59,000)       (68,000)
  Gain on sale of investment (Note 5)..............     1,305,000
  Other............................................                        3,000         18,000
                                                     ------------    -----------    -----------
                                                        2,737,000      2,175,000      1,784,000
                                                     ------------    -----------    -----------
Net loss...........................................   (15,807,000)    (7,593,000)    (5,564,000)
Other comprehensive income -- unrealized holding
  gains (losses) arising during period.............      (534,000)     2,023,000        110,000
Less: reclassification adjustment for gains
  included in net loss.............................     1,305,000
                                                     ------------    -----------    -----------
Comprehensive loss.................................  $(15,036,000)   $(5,570,000)   $(5,454,000)
                                                     ============    ===========    ===========
Basic and diluted net loss per common share........  $      (1.68)   $     (0.82)   $     (0.73)
                                                     ============    ===========    ===========
Shares used in computing basic and diluted net loss
  per common share.................................     9,421,057      9,247,521      7,596,380
                                                     ============    ===========    ===========

                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY

                                              SERIES A, B AND C
                                                 CONVERTIBLE                                                              NOTES
                                               PREFERRED STOCK          COMMON STOCK                                    RECEIVABLE
                                            ---------------------   ---------------------   ADDITIONAL     DEFERRED        FROM
                                              SHARES                  SHARES                  PAID-IN       COMPEN-       STOCK-
                                            OUTSTANDING   AMOUNT    OUTSTANDING   AMOUNT      CAPITAL       SATION       HOLDERS
                                            -----------   -------   -----------   -------   -----------   -----------   ----------
BALANCE AS OF DECEMBER 31, 1995...........    476,211                4,899,884    $ 5,000   $31,869,000   $  (635,000)  $ (82,000)
Issuance of Common Stock..................                           2,554,545      3,000    25,842,000
Stock option compensation expense.........                                                    1,167,000      (404,000)
Exercise of stock options.................    120,200                  288,765                  815,000                  (593,000)
Stock purchase plan.......................                               9,408                   54,000
Payments on notes receivable..............                                                                                 35,000
Conversion of Preferred Stock.............   (596,411)               1,401,566      1,000        (1,000)
Net increase in unrealized gain on
  investment securities
  available-for-sale......................
Cancellation of partial shares............                                 (11)
Net loss..................................
                                             --------     -------    ---------    -------   -----------   -----------   ---------
BALANCE AS OF DECEMBER 31, 1996...........                           9,154,157      9,000    59,746,000    (1,039,000)   (640,000)
Stock option compensation expense.........                                                     (109,000)      459,000
Exercise of stock options.................                             162,766                  174,000
Stock purchase plan.......................                              21,821                  135,000
Payments on notes receivable..............                                                                                553,000
Net increase in unrealized gain on
  investment securities
  available-for-sale......................
Net loss..................................
                                             --------     -------    ---------    -------   -----------   -----------   ---------
BALANCE AS OF DECEMBER 31, 1997...........                           9,338,744      9,000    59,946,000      (580,000)    (87,000)
Stock option compensation expense.........                                                      (60,000)      399,000
Issuance of stock options.................                                                       92,000       (92,000)
Exercise of stock options.................                             144,442      1,000        94,000
Stock purchase plan.......................                              32,402                  134,000
Payments on notes receivable..............                                                                                  4,000
Net increase (decrease) in unrealized gain
  on investment securities
  available-for-sale......................
Net loss..................................
                                             --------     -------    ---------    -------   -----------   -----------   ---------
BALANCE AS OF DECEMBER 31, 1998...........                           9,515,588    $10,000   $60,206,000   $  (273,000)  $ (83,000)
                                             ========     =======    =========    =======   ===========   ===========   =========

                                                 NET
                                             UNREALIZED
                                             GAIN (LOSS)
                                            ON INVESTMENT
                                             SECURITIES                        TOTAL
                                             AVAILABLE-     ACCUMULATED    STOCKHOLDERS'
                                              FOR-SALE        DEFICIT         EQUITY
                                            -------------   ------------   -------------
BALANCE AS OF DECEMBER 31, 1995...........   $    79,000    $(16,129,000)  $ 15,107,000
Issuance of Common Stock..................                                   25,845,000
Stock option compensation expense.........                                      763,000
Exercise of stock options.................                                      222,000
Stock purchase plan.......................                                       54,000
Payments on notes receivable..............                                       35,000
Conversion of Preferred Stock.............
Net increase in unrealized gain on
  investment securities
  available-for-sale......................       110,000                        110,000
Cancellation of partial shares............
Net loss..................................                   (5,564,000)     (5,564,000)
                                             -----------    ------------   ------------
BALANCE AS OF DECEMBER 31, 1996...........       189,000    (21,693,000)     36,572,000
Stock option compensation expense.........                                      350,000
Exercise of stock options.................                                      174,000
Stock purchase plan.......................                                      135,000
Payments on notes receivable..............                                      553,000
Net increase in unrealized gain on
  investment securities
  available-for-sale......................     2,023,000                      2,023,000
Net loss..................................                   (7,593,000)     (7,593,000)
                                             -----------    ------------   ------------
BALANCE AS OF DECEMBER 31, 1997...........     2,212,000    (29,286,000)     32,214,000
Stock option compensation expense.........                                      339,000
Issuance of stock options.................
Exercise of stock options.................                                       95,000
Stock purchase plan.......................                                      134,000
Payments on notes receivable..............                                        4,000
Net increase (decrease) in unrealized gain
  on investment securities
  available-for-sale......................    (1,839,000)                    (1,839,000)
Net loss..................................                  (15,807,000)    (15,807,000)
                                             -----------    ------------   ------------
BALANCE AS OF DECEMBER 31, 1998...........   $   373,000    $(45,093,000)  $ 15,140,000
                                             ===========    ============   ============

                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                            STATEMENT OF CASH FLOWS

                                                             YEARS ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net loss.......................................  $(15,807,000)   $ (7,593,000)   $ (5,564,000)
  Adjustments to reconcile net loss to net cash
     used by operating activities:
     Depreciation and amortization...............       858,000         667,000         598,000
     Compensation from issuance of common stock
       options...................................       339,000         350,000         763,000
     Gain on disposal of property................                        (3,000)         (1,000)
     Gain on sale of investment..................    (1,305,000)
     Net amortization of premium and discount on
       investment securities.....................       (32,000)       (127,000)       (447,000)
  Increase (decrease) in cash resulting from
     changes in:
     Contracts and accounts receivable...........        87,000        (520,000)        (33,000)
     Prepaid expenses and other assets...........      (227,000)        488,000        (813,000)
     Accounts payable and accrued liabilities....     1,242,000         764,000         237,000
     Deferred revenue............................                      (431,000)        181,000
                                                   ------------    ------------    ------------
          Net cash used by operating
            activities...........................   (14,845,000)     (6,405,000)     (5,079,000)
                                                   ------------    ------------    ------------
Cash flows from investing activities:
  Maturities of investment securities
     held-to-maturity............................                                    13,992,000
  Purchase of investment securities
     available-for-sale..........................    (7,232,000)    (13,383,000)    (42,624,000)
  Maturities and sales of investment securities
     available-for-sale..........................    22,452,000      23,181,000       7,300,000
  Principal payments received on investment
     securities available-for-sale...............        61,000          29,000          51,000
  Proceeds from disposal of property and
     equipment...................................                         4,000           5,000
  Acquisition of property and equipment..........      (332,000)       (172,000)       (182,000)
                                                   ------------    ------------    ------------
          Net cash provided (used) by investing
            activities...........................    14,949,000       9,659,000     (21,458,000)
                                                   ------------    ------------    ------------
Cash flows from financing activities:
  Payments on notes receivable from
     stockholders................................         4,000         553,000          35,000
  Proceeds from issuance of stock................       229,000         309,000      26,121,000
  Principal payments on capital lease
     obligations.................................      (714,000)       (556,000)       (481,000)
                                                   ------------    ------------    ------------
          Net cash provided (used) by financing
            activities...........................      (481,000)        306,000      25,675,000
                                                   ------------    ------------    ------------
Net increase (decrease) in cash and cash
  equivalents....................................      (377,000)      3,560,000        (862,000)
Cash and cash equivalents at beginning of year...     4,972,000       1,412,000       2,274,000
                                                   ------------    ------------    ------------
Cash and cash equivalents at end of year.........  $  4,595,000    $  4,972,000    $  1,412,000
                                                   ============    ============    ============
Supplemental Information:
  Income taxes paid -- Note 6
  Interest paid -- Note 9
  Equipment under capital leases -- Note 9

                See accompanying notes to financial statements.

                           SIBIA NEUROSCIENCES, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

     SIBIA Neurosciences, Inc. (the "Company" or "SIBIA") was founded by The Salk Institute for Biological Studies ("The Salk Institute") and incorporated in Delaware in 1981. SIBIA is engaged in the discovery and development of novel small molecule therapeutics for the treatment of nervous system disorders. The Company is pursuing a molecular target-based approach to drug discovery, and its targets have been selected based on their known or postulated roles in molecular processes critical to normal and pathologic neuronal function. The Company's focus is on the development of therapeutics for the treatment of neurodegenerative, neuropsychiatric and neurological disorders, many of which have large patient populations and represent critical unmet medical needs. The Company has been funded to date principally through equity financings, research contracts (generally conducted on a best efforts basis), and option, license and royalty revenues.

  Significant Ownership

     The Salk Institute owned 20%, 21% and 22% of the Company's outstanding Common Stock as of December 31, 1998, 1997, and 1996, respectively. Skandigen AB owned 10%, 11% and 11% of the Company's outstanding Common Stock as of December 31, 1998, 1997, and 1996, respectively. Novartis AG, formerly CIBA-GEIGY Limited, owned 11% of the Company's outstanding Common Stock as of December 31, 1998, 1997 and 1996.

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

     During the years ended December 31, 1998, 1997, and 1996, the Company had three, four and three collaborative research agreements that accounted for 93%, 95% and 97%, respectively, of total revenue (Note 4).

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

                           SIBIA NEUROSCIENCES, INC.

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

     Total revenue for the years ended December 31, 1998, 1997, and 1996, includes related party revenue of $2,381,000, $3,496,000 and $6,606,000, respectively.

  Research and Development Costs

     Research and development costs are expensed as incurred and include costs associated with collaborative agreements. These costs consist of direct and indirect internal costs related to specific projects as well as fees paid to other entities which conduct certain research activities on behalf of the Company.

  Cash Equivalents

     Cash equivalents are liquid investments purchased with an original maturity of three months or less. As of December 31, 1998, $4,562,000 of the $4,595,000 total cash and cash equivalents was invested in money market funds. As of December 31, 1997, the cash and cash equivalents balance of $4,972,000 was primarily made up of $2,317,000 in money market funds and $2,474,000 in commercial paper.

  Investment Securities

     Management determines the appropriate classification of its investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. The Company has classified its investment securities as "available-for-sale" or "held-to-maturity." Available-for-sale securities are recorded at fair value with the corresponding unrealized gain or loss reflected as a component of stockholders' equity. Held-to-maturity securities are recorded at amortized cost. Actual gains or losses, if any, on investment securities are reflected in the statement of operations when the underlying securities are sold.

  Property and Equipment

     Property and equipment is recorded at cost and depreciated over estimated useful lives of 4 to 8 years using the straight-line method. Property and equipment acquired under capital leases is amortized over the shorter of the useful life or the related lease terms using the straight-line method.

  Long-Lived Assets

     The Company assesses potential impairments to its long-lived assets when there is evidence that events or changes in circumstances have made recovery of the asset's carrying value unlikely. An impairment loss would be recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. No such impairment losses have been recorded by the Company.

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

  Net Loss Per Share

     The Company applies Statement of Financial Accounting Standards No. 128 and related Interpretations in computing its net loss per share. Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed similarly to basic EPS, except that the weighted average number of shares of Common Stock outstanding are increased to include the number of additional shares of Common Stock that would have been outstanding if dilutive potential common shares had been issued.

  Accounting for Stock-Based Compensation

     The Company applies Accounting Principles Board Opinion No. 25 and related Interpretations in accounting for its stock-based compensation. Compensation expense, as appropriate, has been recorded related to option grants and is being amortized to operations over the related vesting period. No compensation expense has been recognized for its stock purchase plan.

  Adoption of New Accounting Standard

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This pronouncement, which was adopted by the Company effective January 1, 1998, requires the presentation of a statement of comprehensive income. Comprehensive income is defined as the change in equity of a business enterprise during a period resulting from transactions and other events and circumstances from nonowner sources. Comprehensive loss for the Company, in addition to net loss, includes unrealized gains and losses on marketable securities available for sale, currently recorded in stockholders' equity.

  Reclassifications

     Certain reclassifications have been made to the 1997 amounts to conform to the presentation used in 1998.

                           SIBIA NEUROSCIENCES, INC.

NOTE 2. INVESTMENT SECURITIES

     The following is a summary of all of the Company's investment securities. All of the Company's securities are classified as available-for-sale. Determination of estimated fair value is based on quoted market prices:

                                                             DECEMBER 31, 1998
                                           ------------------------------------------------------
                                                                           GROSS         GROSS
                                                           ESTIMATED     UNREALIZED    UNREALIZED
                                              COST        FAIR VALUE       GAINS         LOSSES
                                           -----------    -----------    ----------    ----------
U.S. Treasury obligations and obligations
  of U.S. government agencies............  $ 5,004,000    $ 5,027,000    $   23,000     $
                                           ===========    ===========    ==========     =======
U.S. corporate debt securities...........  $ 7,002,000    $ 7,007,000    $    5,000     $
                                           ===========    ===========    ==========     =======
U.S. corporate equity securities.........  $              $   289,000    $  289,000     $
                                           ===========    ===========    ==========     =======
Mortgage-backed securities...............  $   214,000    $   269,000    $   61,000     $ 6,000
                                           ===========    ===========    ==========     =======

                                                             DECEMBER 31, 1997
                                           ------------------------------------------------------
                                                                           GROSS         GROSS
                                                           ESTIMATED     UNREALIZED    UNREALIZED
                                              COST        FAIR VALUE       GAINS         LOSSES
                                           -----------    -----------    ----------    ----------
U.S. Treasury obligations and obligations
  of U.S. government agencies............  $21,859,000    $21,923,000    $   67,000     $ 3,000
                                           ===========    ===========    ==========     =======
U.S. corporate debt securities...........  $ 4,033,000    $ 4,013,000    $              $20,000
                                           ===========    ===========    ==========     =======
U.S. corporate equity securities.........  $     1,000    $ 2,100,000    $2,099,000     $
                                           ===========    ===========    ==========     =======
Mortgage-backed securities...............  $   271,000    $   339,000    $   73,000     $ 5,000
                                           ===========    ===========    ==========     =======

     The amortized cost and estimated fair value of the debt securities as of December 31, 1998 by contractual maturity are shown below. Actual maturities may differ from the contractual maturities as the issuers of the securities may have the right to call the obligation.

                                                                            ESTIMATED
                                                               COST        FAIR VALUE
                                                            -----------    -----------
Due in one year or less...................................  $12,006,000    $12,034,000
                                                            ===========    ===========
Due after ten years.......................................  $   214,000    $   269,000
                                                            ===========    ===========

                           SIBIA NEUROSCIENCES, INC.

NOTE 3. COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

                                                                   DECEMBER 31,
                                                            --------------------------
                                                               1998           1997
                                                            -----------    -----------
PROPERTY AND EQUIPMENT
  Lab equipment...........................................  $ 6,247,000    $ 4,463,000
  Computer equipment......................................      398,000        354,000
  Other...................................................      224,000        171,000
                                                            -----------    -----------
                                                              6,869,000      4,988,000
  Accumulated depreciation and amortization...............   (4,231,000)    (3,389,000)
                                                            -----------    -----------
                                                            $ 2,638,000    $ 1,599,000
                                                            ===========    ===========
ACCRUED LIABILITIES
  Current portion of long-term debt.......................  $   725,000    $   528,000
  Accrued vacation........................................      397,000        335,000
  Accrued bonuses.........................................      657,000        531,000
  Other...................................................      363,000        266,000
                                                            -----------    -----------
                                                            $ 2,142,000    $ 1,660,000
                                                            ===========    ===========

NOTE 4. SIGNIFICANT COLLABORATIVE AGREEMENTS

  Novartis AG (Formerly CIBA-GEIGY Limited)

     In October 1992, the Company entered into a collaborative research and license agreement (which included research funding and a $5,000,000 equity investment) with Novartis AG ("Novartis") to develop and utilize SIBIA's receptor/ion channel technology in the area of excitatory amino acid receptors ("EAARs") for the discovery of drugs that interact with these molecular targets. In March 1996, the Company executed an agreement with Novartis to extend the term of its collaborative research funding to September 1998. In exchange for providing a certain level of scientific research under the agreement, the Company received payments from Novartis; additional payments may be received by the Company upon the achievement of certain development milestones and the Company may receive royalties in the event there are sales of products containing a compound developed under the agreement. Pursuant to the extended agreement, Novartis paid SIBIA $500,000 to fund certain capital expenditures and agreed to purchase $7,500,000 of the Company's Common Stock, $5,000,000 of which was purchased in conjunction with the initial public offering of the Company's Common Stock and the remaining $2,500,000 of which will be purchased upon the achievement of certain research milestones. Subsequent to completion of the collaborative research, SIBIA retained the rights to use the program technology for its own drug discovery efforts and may screen molecules from other sources against EAARs and pursue development of these molecules. The Company recognized contract revenue related to this agreement of $2,381,000, $3,496,000 and $3,383,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

  Bristol-Myers Squibb Company

     In August 1995, the Company entered into a collaborative research and license agreement with Bristol-Myers Squibb Company ("Bristol-Myers Squibb") relating to the discovery and development of compounds relating to amyloid precursor protein. In exchange for providing a certain level of scientific research under the agreement, the Company will receive research funding payments from Bristol-Myers Squibb for a term of four years; additional payments may be received by the Company upon the achievement of certain development milestones. Bristol-Myers Squibb will also pay royalties based on the level of its net sales of products, if any,

                           SIBIA NEUROSCIENCES, INC.

developed under the agreement. The Company recognized contract revenue related to this agreement of $3,622,000, $3,262,000 and $3,223,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

     Concurrent with the execution of the agreement, Bristol-Myers Squibb paid a non-refundable $3,000,000 license fee for an exclusive commercialization license to use certain related existing proprietary technologies and purchased 280,000 shares of the Company's Series C Convertible Preferred Stock. Bristol-Myers Squibb also agreed to make an additional equity investment of $6,000,000 in shares of Common Stock upon the initiation of clinical trials relating to any product developed from the collaboration.

  Meiji Seika Kaisha, Ltd

     In February 1997, the Company entered into a development and license agreement with Meiji Seika Kaisha, Ltd ("Meiji") for the development and commercialization of the Company's proprietary nicotinic acetylcholine receptor agonist, SIB-1508Y, as a treatment for Parkinson's disease and other nervous system disorders in Japan and other Asian countries. Under the agreement, the Company received a one-time license fee of $3,000,000 for the license of certain technology to Meiji. In addition, the Company recognizes contract revenue and related development costs related to certain cost sharing provisions of the agreement and may receive development milestone payments and royalties on future product sales, if the product is successfully commercialized in such countries. SIBIA has retained rights to develop and commercialize SIB-1508Y outside of Japan and certain other Asian countries, and has retained rights to manufacture clinical supplies and commercial material worldwide. The Company recognized contract revenue related to this agreement of $611,000 and $114,000 for the years ended December 31, 1998 and 1997, respectively.

  Eli Lilly & Company

     In May 1992, the Company entered into a collaborative research and license agreement with Eli Lilly & Company ("Lilly") providing for the discovery and development of drugs which specifically interact with human neuronal calcium channels. As part of the agreement, Lilly purchased 276,470 shares of Common Stock. The term of the collaborative research was revised, extended and ultimately completed in October 1997. The Company is entitled to receive milestone payments and royalties on sales of products identified by Lilly within a certain period of time and commercialized, and is free to develop compounds and other technology it discovers in this area on its own or with other partners. The Company recognized contract revenue related to this agreement of $665,000 and $1,609,000 for the years ended December 31, 1997, and 1996, respectively.

     Total costs incurred under the Company's various collaborative agreements for the years ended December 31, 1998, 1997 and 1996, including certain administrative costs, aggregated $5,777,000, $7,313,000, and $5,671,000, respectively.

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

                           SIBIA NEUROSCIENCES, INC.

     In 1990, SIBIA entered into a three-year agreement with The Salk Institute in the area of EAARs. This agreement provided for the support of certain research in 1992 and 1993 at The Salk Institute by SIBIA and the transfer of research materials and research results in the EAAR area from The Salk Institute to SIBIA. SIBIA also received an exclusive worldwide license to certain EAAR-related patents and patent applications held by The Salk Institute. The agreement was amended in March 1996. Pursuant to the agreement, as amended, SIBIA began making certain annual minimum royalty payments to The Salk Institute beginning in 1998. Failure to pay such royalties will result in the related license agreement becoming non-exclusive.

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

  Aurora Biosciences Corporation

     In January 1997, the Company entered into an agreement with Aurora Biosciences Corporation ("Aurora"). Under the agreement, the Company gave Aurora non-exclusive rights to practice under its patents for transcription-based assays and certain other patents related to automated drug screening. In return, the Company received 160,000 shares of Aurora's Common Stock and non-exclusive rights to several assay technologies, including novel reporter molecules, that will facilitate the Company's high throughput screening and drug discovery efforts directed to certain receptor, ion channel and enzyme targets associated with nervous system disorders. Both parties received limited sublicensing rights to each other's patents. In December 1997, Aurora entered into agreements with Lilly and Merck and Company to sublicense certain of SIBIA's patents when used in conjunction with Aurora technologies. During 1998, the Company sold 115,000 shares of Aurora Common Stock resulting in a gain of $1,305,000.

NOTE 6. INCOME TAXES

     As of December 31, 1998, the Company had net operating loss carryforwards for federal and state income tax purposes of approximately $44,335,000 and $18,972,000 respectively, which expire beginning in 2006 and 2002, respectively. As of December 31, 1998, the Company had federal and state tax credits for research activities totaling approximately $2,210,000 and $814,000, respectively, which are available to offset future income taxes and expire beginning in 2004 and 2000, respectively.

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

                           SIBIA NEUROSCIENCES, INC.

     Deferred tax liabilities and assets are summarized as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
Deferred tax liabilities:
  Depreciation..........................................  $   (667,000)   $   (517,000)
                                                          ------------    ------------
Deferred tax assets:
  Net operating loss carryforwards......................    16,181,000      10,228,000
  Research and development credits......................     3,025,000       1,774,000
  Research and development capitalized for state tax
     purposes...........................................       391,000         708,000
  Capital lease obligations.............................       637,000         487,000
  Other.................................................       530,000         449,000
                                                          ------------    ------------
          Total deferred tax assets.....................    20,764,000      13,646,000
                                                          ------------    ------------
Net deferred tax assets.................................    20,097,000      13,129,000
Valuation allowance.....................................   (20,097,000)    (13,129,000)
                                                          ------------    ------------
Deferred taxes..........................................  $         --    $         --
                                                          ============    ============

     As of December 31, 1998, the Company has provided a deferred tax asset valuation allowance for net deferred tax assets which more likely than not will not be realized based on recent and expected trends in operating results.

     The Company paid state franchise taxes of $25,000, $25,000 and $31,000 during 1998, 1997 and 1996, respectively.

NOTE 7. STOCKHOLDERS' EQUITY

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

NOTE 8. EMPLOYEE BENEFIT PLANS

  Stock-Based Compensation

     The Company has adopted the disclosure-only provision of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation cost for the Company's stock-based compensation awards issued during 1998, 1997 and 1996 been determined based on the fair value at the grant dates of awards consistent with the method of

                           SIBIA NEUROSCIENCES, INC.

Statement of Financial Accounting Standards No. 123, the Company's actual net loss and net loss per share would have been increased to the pro forma amounts indicated below:

                                                            DECEMBER 31,
                                             ------------------------------------------
                                                 1998           1997           1996
                                             ------------    -----------    -----------
Net loss:
  As reported..............................  $(15,807,000)   $(7,593,000)   $(5,564,000)
  Pro forma................................   (16,605,000)    (8,215,000)    (5,856,000)
Basic and diluted net loss per common
  share:
  As reported..............................  $      (1.68)   $     (0.82)   $     (0.73)
  Pro forma................................         (1.76)         (0.89)         (0.77)

     For purposes of determining the pro forma amounts, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants during the years ended December 31, 1998, 1997 and 1996, respectively: dividend yield of 0.0% for all years, risk-free interest rates of 4.76%, 5.70% and 6.16%, expected volatility of 64.0%, 66.0% and 34.2%, and expected lives of 7.50, 7.50 and 5.81 years. The weighted average fair value of options granted during 1998, 1997 and 1996 for which the exercise price equals the market price on the grant date was $3.34, $4.79 and $5.29, respectively. The weighted average fair value of options granted during 1996 for which the exercise price was less than the market price on the grant date was $6.21. The fair value of the employees' purchase rights is estimated using the Black-Scholes model with the following weighted average assumptions used for purchase rights granted during the years ended December 31, 1998, 1997 and 1996, respectively: dividend yield of 0.0% for all years, risk-free interest rate of 4.64%, 5.43% and 5.41%, expected volatility of 64.1%, 66.6% and 66.8% and an expected life of 1.21, 1.47 and 1.26 years. The weighted average fair value of those purchase rights granted in 1998, 1997 and 1996 was $1.99, $5.22 and $4.91, respectively.

  Stock Option and Equity Incentive Plans

     The Company has various stock option plans and an equity incentive plan whereby 2,694,306 shares of the Company's Common Stock have been reserved for issuance to its officers, directors, employees and consultants. The plans are administered by the Board of Directors or its designees and provide generally that, for incentive stock options, the exercise price shall not be less than the fair market value of the shares on the date of grant and, for non-qualified stock options, the price shall not be less than 85% of the fair market value of the shares on the date of grant as determined by the Board of Directors. The options expire not later than ten years from the date of grant and are generally subject to vesting over four years, as determined by the

                           SIBIA NEUROSCIENCES, INC.

Board of Directors. A summary of the changes in options outstanding under the plans for the three years ended December 31, 1998 is as follows:

                                                                                WEIGHTED
                                                                OPTIONS         AVERAGE
                                                              OUTSTANDING    EXERCISE PRICE
                                                              -----------    --------------
Balance, December 31, 1995..................................   1,368,979         $1.31
  Options granted:
     Price equal to the market price of stock on grant
       date.................................................     173,975          7.32
     Price less than the market price of stock on grant
       date.................................................     186,282          2.01
  Options exercised.........................................    (570,706)         1.43
  Options forfeited.........................................     (36,910)         3.06
                                                               ---------
Balance, December 31, 1996..................................   1,121,620          2.24
  Options granted:
     Price equal to the market price of stock on grant
       date.................................................     257,892          6.82
  Options exercised.........................................    (151,545)         1.02
  Options forfeited.........................................     (40,400)         5.20
                                                               ---------
Balance, December 31, 1997..................................   1,187,567          3.29
  Options granted:
     Price equal to the market price of stock on grant
       date.................................................     535,788          4.87
  Options exercised.........................................    (144,442)         1.13
  Options forfeited.........................................    (102,110)         5.01
                                                               ---------
Balance, December 31, 1998..................................   1,476,803          3.96
                                                               =========
Exercisable, December 31, 1998..............................     674,537          3.24
                                                               =========
Available for future grant, December 31, 1998...............     869,794
                                                               =========

     Included as options outstanding as of December 31, 1998, 1997 and 1996 in the above table are options to purchase 264,237, 355,374 and 373,062 shares, respectively, of Common Stock under the Management Change of Control Plan which, in the event of a change of control, may have options for which vesting may accelerate as determined by the value of the Company on the date of such a change of control. Also included as options outstanding as of December 31, 1998, 1997 and 1996 in the above table are options to purchase 826,871, 385,186 and 155,455 shares, respectively, of Common Stock under the 1996 Equity Incentive Plan. Shares of Common Stock issued under the 1996 Equity Incentive Plan may be subject to a repurchase feature in favor of the Company in accordance with a vesting schedule to be determined by the Board of Directors; however; the right to repurchase at the original purchase price will lapse at a minimum rate of 20% per year over the five-year period following the date that the award was granted. The repurchase feature can be exercised by the Company within the 90-day period following the stockholder's termination of employment or the relationship as a director or consultant.

                           SIBIA NEUROSCIENCES, INC.

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                                     WEIGHTED
                                      AVERAGE
                                     REMAINING        WEIGHTED                         WEIGHTED
     RANGE OF          NUMBER       CONTRACTUAL       AVERAGE          NUMBER          AVERAGE
  EXERCISE PRICES    OUTSTANDING       LIFE        EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
  ---------------    -----------    -----------    --------------    -----------    --------------
  $0.85 - 1.23          298,312        5.42            $0.89           216,064          $0.91
   1.45 - 2.13          300,620        1.54             1.71           212,185           1.69
   3.75 - 5.00          447,732        9.44             4.72            47,985           4.87
   5.63 - 8.38          405,588        8.40             6.68           177,002           6.74
   9.75 - 9.88           24,551        7.41             9.78            21,301           9.77
                      ---------                                        -------
                      1,476,803        6.70             3.96           674,537           3.24
                      =========                                        =======

  Employee Stock Purchase Plan

     In February 1996, the Company adopted the Employee Stock Purchase Plan under Section 423 of the Internal Revenue Code in which eligible employees may use funds from accumulated payroll deductions to purchase shares of Common Stock at the end of each designated purchase period. Employees may contribute up to 15% of base salary toward such purchases, not to exceed $25,000 per calendar year. The purchase price is 85% of the fair market value of Common Stock determined at either the beginning or end of each purchase period, whichever is lower. The Company has reserved 500,000 shares of Common Stock for issuance under the plan. In 1998, 1997 and 1996 the Company issued 32,402, 21,821 and 9,408 shares of Common Stock, respectively, under the plan.

  Retirement Savings Plan

     The Company has a savings plan under Section 401(k) of the Internal Revenue Code which covers all employees who meet minimum age requirements. Employees can contribute up to 15% of their salaries, but not in excess of the amount deductible for income tax purposes. The Company currently matches 50% of employee contributions up to 6% of an employee's salary, limited to the maximum contribution allowable for income tax purposes. Employer contributions are vested proportionately over five years of service. The plan may be amended or discontinued at anytime by the Company. During 1998, 1997 and 1996, the Company contributed $184,000, $161,000, and $121,000, respectively, to the plan.

NOTE 9. COMMITMENTS AND CONTINGENCIES

  Leases and Equipment Notes Payable

     Certain scientific instrumentation, computer equipment and other equipment have been acquired under capital lease and equipment note payable agreements. These agreements mature at various dates through September 2002 and have interest rates between 4.2% and 9.5%. As of December 31, 1998, $3,302,000 ($2,109,000 net of accumulated amortization) of equipment under these agreements is included in property and equipment. For the years ended December 31, 1998, 1997 and 1996, $721,000, $542,000 and $483,000 in amortization expense, respectively, was recorded related to property acquired under such agreements.

     During 1998, 1997 and 1996, $90,000, $58,000 and $66,000, respectively, was paid in imputed interest on capital leases.

     For the years ended December 31, 1998, 1997 and 1996, the Company had non-cash financing activities in the form of capital leases and equipment loans for $1,565,000, $778,000 and $330,000, respectively.

                           SIBIA NEUROSCIENCES, INC.

  Operating Leases

     The Company leases its principal facilities under a long-term operating lease that expires December 31, 2001. The Company has the option to extend the lease for a period of five years. Rent expense was $991,000, $967,000, and $705,000 net of sub-lease income of $490,000, $400,000 and $586,000 for 1998,
1997 and 1996, respectively.

     Future minimum payments for capital leases, equipment notes and operating leases as of December 31, 1998 are as follows (operating lease payments are net of noncancellable sub-lease income of $441,000).

                                                          CAPITAL LEASES AND    OPERATING
                                                           EQUIPMENT NOTES        LEASES
                                                          ------------------    ----------
1999....................................................      $  832,000        $1,032,000
2000....................................................         717,000         1,518,000
2001....................................................         648,000         1,563,000
2002....................................................          79,000
                                                              ----------        ----------
Total minimum lease payments............................       2,276,000        $4,113,000
                                                                                ==========
Amount representing interest............................         201,000
                                                              ----------
Obligations under capital leases........................       2,075,000
Less portion due within one year........................         725,000
                                                              ----------
Long-term capital lease obligations.....................      $1,350,000
                                                              ==========

  Legal Proceedings

     On July 9, 1996, the Company filed an action for patent infringement against Cadus Pharmaceutical Corporation ("Cadus") in the United States District Court for the Southern District of California. The complaint asserted that Cadus' assay technology infringes the Company's United States Patent No. 5,401,629 (the "'629 Patent"), entitled "Assay Methods and Compositions Useful for Measuring the Transduction of an Intercellular Signal." The Company sought damages in an unspecified amount and injunctive relief in the complaint.

     Cadus responded by asserting that the '629 Patent and the Company's United States Patent No. 5,436,128 (the "'128 Patent"), entitled "Assay Methods and Compositions for Detecting and Evaluating the Intercellular Transduction of an Extracellular Signal," are invalid, unenforceable and not infringed, and further asserting claims for intentional interference with prospective economic advantage and unfair competition. Cadus sought declaratory relief and compensatory and punitive damages against the Company. On August 3, 1998, the Court granted summary judgment for the Company on Cadus' counterclaims. Cadus subsequently dismissed its counterclaim alleging invalidity and unenforceability of the '128 Patent.

     On December 18, 1998, the jury returned a verdict in favor of the Company, finding that the '629 Patent is valid and enforceable and awarding the Company damages in the amount of $18 million to compensate the Company for Cadus' past direct and indirect infringement of the '629 Patent. On January 29, 1999, the Court granted the Company's request for a permanent injunction preventing Cadus, and all persons acting in concert or otherwise participating with Cadus from practicing the methods claimed in the '629 Patent.

     Cadus has requested that the Court grant a new trial and/or reduce the jury's damage award. The Court has not yet ruled on that request. Cadus has indicated publicly that it intends to appeal the decision if that request is denied.

     The Company has recently been notified that the Patent & Trademark Office has granted a request for reexamination of the '629 Patent. The Company's management intends to vigorously defend the '629 Patent in that proceeding.