Form 10-Q
period 1999-03-31
SIBIA NEUROSCIENCES INC
filed 1999-05-14
CIK 1011065

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended March 31, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                      ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Class                     Outstanding at March 31, 1999
                -----                     -----------------------------
    Common Stock, $.001 par value                     9,546,841

                            SIBIA Neurosciences, Inc.

                                      INDEX



                                                                                       PAGE
                                                                                       ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Condensed Financial Statements

         Condensed Balance Sheet as of  March 31, 1999 (Unaudited) and
         December 31, 1998................................................................3

         Condensed Statement of Operations and Comprehensive Loss
         (Unaudited) for the Three Months Ended March 31, 1999 and 1998...................4

         Condensed Statement of Cash Flows (Unaudited) for the Three Months
         Ended March 31, 1999 and 1998....................................................5

         Notes to Financial Statements (Unaudited)........................................6

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................................7

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.......................10


PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings...............................................................11

ITEM 2.  Changes in Securities and Use of Proceeds.......................................11

ITEM 3.  Defaults Upon Senior Securities.................................................11

ITEM 4.  Submission of Matters to a Vote of Security Holders.............................12

ITEM 5.  Other Information...............................................................12

ITEM 6.  Exhibits and Reports on Form 8-K................................................12

SIGNATURE................................................................................13

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements



                            SIBIA NEUROSCIENCES, INC.
                             CONDENSED BALANCE SHEET



                                                                           March 31, 1999            December 31, 1998
                                                                           --------------            -----------------
                                                                            (Unaudited)
                                         ASSETS

Current assets:
  Cash and cash equivalents ..................................              $  8,899,000               $  4,595,000
  Investment securities ......................................                 5,444,000                 12,592,000
  Contracts and accounts receivable ..........................                 1,719,000                    501,000
  Prepaid expenses and other current assets ..................                   386,000                    683,000
                                                                            ------------               ------------
          Total current assets ...............................                16,448,000                 18,371,000
Property and equipment, net ..................................                 2,539,000                  2,638,000
Other assets .................................................                   188,000                    190,000
                                                                            ------------               ------------
                                                                            $ 19,175,000               $ 21,199,000
                                                                            ============               ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable ...........................................              $  3,215,000               $  2,567,000
  Accrued liabilities ........................................                 2,403,000                  2,142,000
                                                                            ------------               ------------
          Total current liabilities ..........................                 5,618,000                  4,709,000
Long-term debt, less current portion .........................                 1,280,000                  1,350,000
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000
      shares authorized
 Common Stock, $.001 par value; 25,000,000
    shares authorized; 9,546,841 and 9,515,588
    shares issued and outstanding at March 31,
    1999 and December 31, 1998, respectively .................                    10,000                     10,000
  Additional paid-in capital .................................                60,243,000                 60,206,000
  Deferred compensation ......................................                  (207,000)                  (273,000)
  Notes receivable from stockholders .........................                   (83,000)                   (83,000)
  Accumulated other comprehensive income .....................                   247,000                    373,000
  Accumulated deficit ........................................               (47,933,000)               (45,093,000)
                                                                            ------------               ------------
          Total stockholders' equity .........................                12,277,000                 15,140,000
                                                                            ------------               ------------
                                                                            $ 19,175,000               $ 21,199,000
                                                                            ============               ============


                 See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
      CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)



                                             Three Months Ended
                                                    March 31,
                                              1999              1998
                                          -----------        -----------
Revenue:
  Contract ........................       $ 1,010,000        $ 1,534,000
  License and royalty .............         1,505,000
                                          -----------        -----------
     Total revenue (Note 2) .......         2,515,000          1,534,000
                                          -----------        -----------
Operating expenses:
  Research and development ........         4,502,000          4,796,000
  General and administrative ......         1,175,000          1,491,000
                                          -----------        -----------
     Total operating expenses .....         5,677,000          6,287,000
                                          -----------        -----------
                                           (3,162,000)        (4,753,000)
Other income (expense):
  Interest income .................           221,000            464,000
  Interest expense ................           (33,000)           (23,000)
  Gain on sale of investment                  134,000            260,000
                                          -----------        -----------
                                              322,000            701,000
                                          -----------        -----------
Net loss ..........................        (2,840,000)        (4,052,000)
Other comprehensive income -
  unrealized holding gains (losses)
  arising during period ...........             8,000           (217,000)
Less:  reclassification adjustment
  for gains included in net loss ..          (134,000)          (260,000)
                                          -----------        -----------
Comprehensive loss ................       $(2,966,000)       $(4,529,000)
                                          ===========        ===========
Basic and diluted net loss per
  common share ....................       $     (0.30)       $     (0.43)
                                          ===========        ===========
Shares used in computing basic and
  diluted net loss per common share         9,523,330          9,365,155
                                          ===========        ===========



                 See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                      Three Months Ended
                                                                          March 31,
                                                                   1999                1998
                                                               -----------        -----------
Cash flows from operating activities:
    Net loss ...........................................       $(2,840,000)       $(4,052,000)
 Adjustments to reconcile net loss to net cash used
      by operating activities:
    Depreciation and amortization ......................           264,000            217,000
    Compensation from issuance of common stock options..            53,000             81,000
    Gain on sale of investment .........................          (134,000)          (260,000)
    Net amortization of premium and discount on
      investment securities ............................             3,000            (23,000)
  Increase (decrease) in cash resulting from changes in:
    Contract and accounts receivable ...................        (1,218,000)           273,000
    Prepaid expenses and other assets ..................           297,000           (563,000)
    Accounts payable and accrued liabilities ...........           902,000          1,181,000
    Deferred revenue ...................................                               92,000
                                                               -----------        -----------
         Net cash used by operating activities .........        (2,673,000)        (3,054,000)
                                                               -----------        -----------

Cash flows from investing activities:
  Purchase of investment securities available-for-sale .                           (2,977,000)
  Maturities and sales of investment securities
   available-for-sale ..................................         7,134,000          4,760,000
  Principal payments received on investment securities
    available-for-sale .................................            19,000             12,000
  Acquisition of property and equipment ................           (27,000)           (34,000)
                                                               -----------        -----------
         Net cash provided by investing activities .....         7,126,000          1,761,000
                                                               -----------        -----------

Cash flows from financing activities:
  Proceeds from issuance of stock ......................            50,000             44,000
  Principal payments on capital lease obligations ......          (199,000)          (186,000)
                                                               -----------        -----------
         Net cash used by financing activities .........          (149,000)          (142,000)
                                                               -----------        -----------

Net increase (decrease) in cash and cash equivalents ...         4,304,000         (1,435,000)
Cash and cash equivalents at beginning of period .......         4,595,000          4,972,000
                                                               -----------        -----------
Cash and cash equivalents at end of period .............       $ 8,899,000        $ 3,537,000
                                                               ===========        ===========

Supplemental Information:
  Equipment acquired under capital leases ..............       $   138,000        $   497,000
                                                               ===========        ===========


                 See accompanying notes to financial statements.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)



1.      BASIS OF PRESENTATION

The accompanying unaudited financial statements of SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the SEC.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.

2.      RELATED PARTY TRANSACTIONS

Total revenue for the quarter ended March 31, 1999 included no amounts from collaborative partners that are related parties. For the corresponding period in 1998, total revenue included $713,000 from a collaborative partner that is a related party.

3.      COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation with Cadus Pharmaceutical Corporation and Pfizer, Inc. See further discussion of these matters at Item 1 in Part II of this Form 10-Q.

4.      SIGNIFICANT OPTION AND LICENSE AGREEMENTS

In March 1999, SIBIA entered into an agreement with Bristol-Myers Squibb. Under the agreement, the Company licensed to Bristol-Myers Squibb non-exclusive rights to use its patented transcription-based assay technology. SIBIA will receive annual maintenance payments as well as royalties on the sales of any products identified using the licensed technology.

5.      SUBSEQUENT EVENTS

In April 1999, SIBIA entered into an agreement with SmithKline Beecham. Under the agreement, the Company licensed to SmithKline Beecham non-exclusive rights to use its patented transcription-based assay technology. SIBIA will receive annual maintenance payments as well as royalties on the sales of any products identified using the licensed technology.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



OVERVIEW

Except for the historical information contained herein, the discussion in this report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from those discussed in this report. Factors that might cause or contribute to such differences include, without limitation, those discussed in this Item 2, as well as those discussed in the Company's Form 10-K for the year ended December 31, 1998 under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

RESULTS OF OPERATIONS

Revenue

The Company had total revenue of $2,515,000 for the first quarter of 1999 compared with $1,534,000 for the same period in 1998. The increase in the comparable three-month period was due primarily to the signing, in March 1999, of a non-exclusive license agreement with Bristol-Myers Squibb to use the Company's patented transcription-based assay technology. This increase was partially offset by a decrease in revenue due to the completion of collaborative research, in September 1998, with Novartis AG.

Expenses

Research and development expenses decreased to $4,502,000 for the first quarter of 1999 from $4,796,000 for the same period in 1998. The decrease in research and development expenses for the comparable three-month period was due primarily to decreases in clinical and non-clinical costs related to the development of SIB-1508Y, SIBIA's lead compound for Parkinson's disease and SIB-1553A, SIBIA's lead compound for Alzheimer's disease, however, research costs increased related to expanded drug discovery programs for chronic pain, apoptosis, psychiatric disorders and neuroprotection.

General and administrative expenses decreased to $1,175,000 for the first quarter of 1999 from $1,491,000 for the same period in 1998. The decrease in general and administrative expenses for the comparable three month period was due primarily to decreased legal fees related to the Company's patent litigation.

Other Income

Other income was $322,000 for the first quarter of 1999 compared to $701,000 for the same period in 1998. The decrease in other income in the comparable three-month period was due primarily to decreased interest income as a result of lower average cash and investment balances carried in 1999 and lower gains on the sale of equity securities.

Liquidity and Capital Resources

Cash and cash equivalents and investment securities totaled approximately $14,343,000 at March 31, 1999 as compared to $17,187,000 at December 31, 1998.
The primary use of cash and investments was to finance the Company's continuing operations.

To date, the Company has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis), and license and royalty revenues. The Company will continue to seek licensing opportunities relating to its patented TBA technology where feasible. Since 1991, the Company has received approximately $41,775,000 in net proceeds from the sale of Convertible Preferred Stock and Common Stock to investors and collaborative partners and approximately $56,776,000 in contract, license and royalty revenue. As of March 31, 1999, the Company had an accumulated deficit of approximately $47,933,000.

The Company is entitled to receive additional payments under its collaborative agreements in the form of contract revenue, milestone payments, if milestones are achieved, and royalties, if products are commercialized.

The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,518,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates, if necessary. The Company has an option to extend its lease for an additional five years. Since 1991, the Company has invested $5,900,000 in property and equipment. Included in this amount is $4,789,000 of equipment under capital leases.

The Company anticipates that the cash, cash equivalents and investment securities balance of $14,343,000 as of March 31, 1999 will be used to support continued research and development of its technologies and fund other general and administrative expenditures and will be sufficient to maintain operations into 2000. However, the Company expects to incur substantial research and development expenses including increases in personnel costs and costs related to the expansion of its drug discovery platforms and pre-clinical testing and early stage clinical trials. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with pre-clinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional licensing and/or collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company.

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

The Company has formed a Y2K Compliance Committee ("Y2K Committee"), with representation from each major functional area within the organization that has been charged with implementing the Company's Y2K Compliance Program ("Y2K Program"). The Y2K Program has been designed to identify those issues (both internal and external and involving both information technology ("IT") and non-IT systems) that would cause material interruption to the Company's "business as usual" and consists of the following phases: (1) identification of all Y2K issues; (2) assigning priorities to identified items; (3) assessing the Y2K compliance of items determined to be material to the Company; (4) repairing or replacing items that are determined to be material to the Company; (5) testing material items; and (6) designing contingency and business continuation plans.

The Company has completed the identification, assignment and assessment phases for all material Y2K issues. During the assessment phase the Company identified material third parties which the Company relies upon for its operations. Additionally, the Company obtained compliance verification from key third party vendors in order to determine their plans to address their own Y2K issues. The repair or replacement and testing phases are currently underway with various expected completion dates through the third quarter of 1999. The Company currently plans to complete a contingency plan by the fourth quarter of 1999 for any systems or third party vendors not expected to be Y2K compliant by December 31, 1999.

No material costs (including, without limitation, costs related to system replacement) have been incurred to date in the Company's effort to address its Y2K issues, and the Company does not expect the amounts to become material in the future. The total Y2K issue cost to the Company is expected to be less than $50,000. Y2K costs will be funded with cash from the Company's working capital. The Company estimates that Y2K issues will use less than 5% of its IT budget. No other material IT projects have been deferred because of efforts put into Y2K compliance.

The failure to correct a material Y2K issue could result in an interruption in, or a failure of the Company's business as usual. Due to the general uncertainty inherent in the Y2K issue, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and service providers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Company's Y2K program is expected to significantly reduce the Company's level of uncertainty about the Y2K issue and, in particular, about the Y2K readiness of its suppliers and service providers. The Company believes that with the completion of the Y2K program as scheduled, the possibility of significant interruptions of normal operations will be greatly reduced. The Company believes that its most likely worst case scenario would be if third parties do not adequately address their Y2K issues. The Company has begun to identify alternative vendors as a contingency for inadequate Y2K preparedness of key third-party vendors. Contingency plans will be finalized after re-assessment of key third-party vendor preparedness has been completed in the third quarter of 1999.

The estimated timing of completion of these efforts is a forward-looking statement that involves risk and uncertainties, including the risk that such efforts will not adequately address such Y2K problems and that, as a result, the Company's business will be adversely affected.


ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

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

PART II. OTHER INFORMATION


ITEM 1. Legal Proceedings:


a. Cadus Pharmaceutical Corporation. On July 9, 1996, the Company filed an action for patent infringement against Cadus Pharmaceutical Corporation ("Cadus") in the United States District Court for the Southern District of California. The complaint asserted that Cadus' assay technology infringed the Company's United States Patent No. 5,401,629 (the "'629 Patent"). In the complaint, the Company sought damages in an unspecified amount and injunctive relief.

Cadus responded by asserting that the `629 Patent and the Company's United States Patent No. 5,436,128 (the "'128 Patent") were invalid, unenforceable and not infringed, and further asserting claims for intentional interference with prospective economic advantage and unfair competition. Cadus sought declaratory relief and compensatory and punitive damages against the Company. On August 3, 1998, the Court granted summary judgment for the Company on Cadus' counterclaims. Cadus subsequently dismissed its counterclaim alleging invalidity and unenforceability of the `128 Patent.

On December 18, 1998, the jury returned a verdict in favor of the Company, finding that the `629 Patent is valid and enforceable and awarding the Company damages in the amount of $18 million. On January 29, 1999, the Court granted the Company's request for a permanent injunction preventing Cadus, and all persons acting in concert or otherwise participating with Cadus from practicing the methods claimed in the `629 Patent. On March 10, 1999, the Court confirmed the jury's verdict in all respects and entered judgment in favor of the Company. Cadus filed a notice of appeal from the judgment on March 25, 1999.

The Company has recently been notified that the Patent & Trademark Office has granted a request for reexamination of the `629 Patent. The Company's management intends to vigorously defend the `629 Patent in that proceeding.

b. Pfizer, Inc. On May 5, 1999, Pfizer, Inc. ("Pfizer") filed an action for declaratory relief against the Company in the United States District Court for the District of Delaware. The complaint purports to seek a judgment regarding the Company's `629 and `128 patents that Pfizer does not infringe and the patents are invalid or unenforceable.

The Company's management does not believe that the Pfizer complaint is meritorious and intends to contest that action.


ITEM 2. Changes in Securities and Use of Proceeds:

        None.

ITEM 3. Defaults Upon Senior Securities:

        None.

ITEM 4. Submission of Matters to a Vote of Security Holders:

        None.

ITEM 5. Other Information:

        None.

ITEM 6. Exhibits and Reports on Form 8-K:

         (a)      Exhibits

                  10.11 Registrant's Management Change of Control Plan, as amended.

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





                                   SIBIA Neurosciences, Inc.



Date: May 14, 1999                By: /s/ THOMAS A. REED
      ----------------------          -----------------------------------------
                                      Thomas A. Reed
                                      Vice President, Finance & Administration,
                                      and Chief Financial Officer
                                      (on behalf of the registrant and as the
                                      registrant's principal financial officer)