Form 10-Q
period 1999-06-30
SIBIA NEUROSCIENCES INC
filed 1999-08-16
CIK 1011065

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

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

                                 (858) 452-5892
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                                Outstanding at July 30, 1999
            -----                                ----------------------------
Common Stock, $.001 par value                             9,703,769

                            SIBIA Neurosciences, Inc.

                                      INDEX



                                                                                                    PAGE
                                                                                                    ----
PART I. FINANCIAL INFORMATION

ITEM 1.     Condensed Financial Statements

            Condensed Balance Sheet as of June 30, 1999 (Unaudited) and
               December 31, 1998.......................................................................3

            Condensed Statement of Operations and Comprehensive Loss
               (Unaudited) for the Three Months and Six Months Ended June
               30, 1999 and 1998.......................................................................4

            Condensed Statement of Cash Flows (Unaudited) for the Six
               Months Ended June 30, 1999 and 1998.....................................................5

            Notes to Financial Statements (Unaudited)..................................................6

  ITEM 2.   Management's Discussion and Analysis of Financial Condition
             and Results of
             Operations................................................................................9

  ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk.................................12


PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings.........................................................................13

ITEM 2.     Changes in Securities and Use of Proceeds.................................................13

ITEM 3.     Defaults Upon Senior Securities...........................................................14

ITEM 4.     Submission of Matters to a Vote of Security Holders.......................................15

ITEM 5.     Other Information.........................................................................15

ITEM 6.     Exhibits and Reports on Form 8-K..........................................................16


SIGNATURE.............................................................................................17

PART I. FINANCIAL INFORMATION
ITEM 1. Condensed Financial Statements

                            SIBIA NEUROSCIENCES, INC.
                             CONDENSED BALANCE SHEET



                                                                                  June 30, 1999    December 31, 1998
                                                                                  -------------    -----------------
                                                                                   (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ....................................................   $ 15,809,000      $  4,595,000
  Investment securities ........................................................      2,779,000        12,592,000
  Contracts and accounts receivable ............................................      2,069,000           501,000
  Prepaid expenses and other current assets ....................................        282,000           683,000
                                                                                   ------------      ------------
          Total current assets .................................................     20,939,000        18,371,000
Property and equipment, net ....................................................      2,757,000         2,638,000
Other assets ...................................................................         12,000           190,000
                                                                                   ------------      ------------
                                                                                   $ 23,708,000      $ 21,199,000
                                                                                   ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable .............................................................   $  2,309,000      $  2,567,000
  Accrued liabilities ..........................................................      1,753,000         2,142,000
                                                                                   ------------      ------------
          Total current liabilities ............................................      4,062,000         4,709,000
Contract advance ...............................................................      1,375,000
Long-term capital lease obligations ............................................      1,296,000         1,350,000
Commitments and contingencies (Note 3)
Stockholders' equity:
  Preferred Stock, $.001 par value; 5,000,000 shares authorized (Note 6):
            Series B Convertible Non-Voting, one share issued and outstanding at
            June 30, 1999 (liquidating value $5,000,000)                                    --                --
 Common Stock, $.001 par value; 25,000,000 shares authorized; 9,703,469 and
      9,515,588 shares issued and outstanding at June 30, 1999 and December 31,
      1998, respectively........................................................         10,000            10,000
  Additional paid-in capital ...................................................     65,471,000        60,206,000
  Deferred compensation ........................................................       (159,000)         (273,000)
  Notes receivable from stockholders ...........................................        (60,000)          (83,000)
  Accumulated other comprehensive income .......................................        145,000           373,000
  Accumulated deficit ..........................................................    (48,432,000)      (45,093,000)
                                                                                   ------------      ------------
          Total stockholders' equity ...........................................     16,975,000        15,140,000
                                                                                   ------------      ------------
                                                                                   $ 23,708,000      $ 21,199,000
                                                                                   ============      ============

                See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
      CONDENSED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

                                                                           Three Months Ended              Six Months Ended
                                                                                June 30,                      June 30,
                                                                           1999          1998            1999            1998
                                                                       -----------    -----------    ------------    ------------
Revenue:
  Contract .........................................................   $ 1,458,000    $ 2,276,000    $  2,468,000    $  3,810,000
  License and royalty ..............................................     2,763,000         85,000       4,268,000          85,000
                                                                       -----------    -----------    ------------    ------------
     Total revenue (Note 4) ........................................     4,221,000      2,361,000       6,736,000       3,895,000
                                                                       -----------    -----------    ------------    ------------
Operating expenses:
  Research and development .........................................     3,951,000      4,514,000       8,453,000       9,310,000
  General and administrative .......................................     1,045,000      1,586,000       2,220,000       3,077,000
                                                                       -----------    -----------    ------------    ------------
     Total operating expenses ......................................     4,996,000      6,100,000      10,673,000      12,387,000
                                                                       -----------    -----------    ------------    ------------
                                                                          (775,000)    (3,739,000)     (3,937,000)     (8,492,000)
Other income (expense):
  Interest income ..................................................       183,000        412,000         404,000         876,000
  Interest expense .................................................       (35,000)       (24,000)        (68,000)        (47,000)
  Gain on sale of investment .......................................       105,000        900,000         239,000       1,160,000
  Other ............................................................        23,000           --            23,000            --
                                                                       -----------    -----------    ------------    ------------
                                                                           276,000      1,288,000         598,000       1,989,000
                                                                       -----------    -----------    ------------    ------------
Net loss ...........................................................      (499,000)    (2,451,000)     (3,339,000)     (6,503,000)
Other comprehensive income - unrealized  holding gains
(losses) arising during period .....................................         3,000       (351,000)         11,000        (568,000)
Less:  reclassification adjustment for
gains included in net loss .........................................      (105,000)      (900,000)       (239,000)     (1,160,000)
                                                                       -----------    -----------    ------------    ------------
Comprehensive loss .................................................   $  (601,000)   $(3,702,000)   $ (3,567,000)   $ (8,231,000)
                                                                       ===========    ===========    ============    ============
Basic and diluted net loss per
 common share (Note 7) .............................................   $     (0.05)   $     (0.26)   $      (0.35)   $      (0.69)
                                                                       ===========    ===========    ============    ============
Shares used in computing basic and diluted net loss per common share     9,661,653      9,391,243       9,592,874       9,378,271
                                                                       ===========    ===========    ============    ============

                See accompanying notes to financial statements.

                            SIBIA NEUROSCIENCES, INC.
                  CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                  Six Months Ended
                                                                      June 30,
                                                                1999            1998
                                                            ------------    ------------
Cash flows from operating activities:
  Net loss ..............................................   $ (3,339,000)   $ (6,503,000)
  Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
    Depreciation and amortization .......................        540,000         443,000
    Compensation from issuance of common stock
     options.............................................         88,000         152,000
    Gain on sale of investment ..........................       (239,000)     (1,160,000)
    Net amortization of premium and discount on
      investment securities .............................         46,000         (44,000)
  Increase (decrease) in cash resulting from changes in:
    Contract and accounts receivable ....................     (1,568,000)        325,000
    Prepaid expenses and other assets ...................        579,000        (691,000)
    Accounts payable and accrued liabilities ............       (697,000)        958,000
    Contract advance and deferred revenue ...............      1,375,000          13,000
                                                            ------------    ------------
         Net cash provided (used) by operating activities     (3,215,000)     (6,507,000)
                                                            ------------    ------------

Cash flows from investing activities:
   Purchase of investment securities available-for-sale .     (2,500,000)     (6,232,000)
  Maturities and sales of investment securities
    available-for-sale ..................................     12,239,000      14,160,000
  Principal payments received on investment securities
    available-for-sale ..................................         39,000          37,000
  Acquisition of property and equipment .................       (256,000)       (141,000)
                                                            ------------    ------------
         Net cash provided (used) by investing activities      9,522,000       7,824,000
                                                            ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of stock .......................      5,291,000         132,000
  Proceeds from payment on notes receivable .............         23,000            --
  Principal payments on capital lease obligations .......       (407,000)       (383,000)
                                                            ------------    ------------
         Net cash provided (used) by financing activities      4,907,000        (251,000)
Net increase (decrease) in cash and cash equivalents ....     11,214,000       1,066,000
Cash and cash equivalents at beginning of period ........      4,595,000       4,972,000
                                                            ------------    ------------
Cash and cash equivalents at end of period ..............   $ 15,809,000    $  6,038,000
                                                            ============    ============

Supplemental Information:
  Equipment acquired under capital leases ...............   $    403,000    $    809,000
                                                            ============    ============

                See accompanying notes to financial statements.

                            SIBIA Neurosciences, Inc.
                        NOTES TO THE FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited financial statements of SIBIA Neurosciences, Inc. ("SIBIA" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998, included in the Company's Form 10-K filed with the SEC.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures as of the date of the financial statements. Actual results could differ from such estimates.


2.   RELATED PARTY TRANSACTIONS

Total revenue for the three- and six-month periods ended June 30, 1999 included no amounts from collaborative partners that are related parties. For the corresponding periods in 1998, total revenue included $813,000 and $1,526,000, respectively, from a collaborative partner that is a related party.


3.   COMMITMENTS AND CONTINGENCIES

The Company is involved in certain litigation with Cadus Pharmaceutical Corporation and Pfizer, Inc. See further discussion of this matter at Item 1 in
Part II of this Form 10-Q.

4.   SIGNIFICANT OPTION AND LICENSE AGREEMENTS

During the first six months of 1999, SIBIA entered into licensing agreements with Bristol-Myers Squibb, SmithKline Beecham, and American Home Products. The agreements grant the licensees non-exclusive rights to use the Company's patented transcription-based assay technology. SIBIA expects to receive annual maintenance payments as well as royalties on the sales of any products identified using the licensed technology.

5.   RESEARCH COLLABORATIONS

In May 1999, SIBIA entered into a collaborative agreement with Eli Lilly and Company to research and develop compounds effective in treating disorders of the central nervous system. SIBIA and Lilly will work together to identify and optimize compounds selective for subtypes of nicotinic acetylcholine receptors (nAChRs). Under the terms of the agreement, Lilly made a $5 million equity investment, for one share of the Company's Series B Convertible Non-Voting Preferred Stock, and will make payments of approximately $5.5 million per year for research support. The agreement has a minimum initial term of two years, although it may be terminated earlier in connection with a change in control of the Company. Eli Lilly was granted exclusive worldwide rights, subject to some limitations, to manufacture and market products it or SIBIA discovers during the research collaboration. SIBIA is entitled to receive milestone payments at certain stages of development of product candidates, if any are identified, and royalties on sales of products that are developed.


6.   SERIES B CONVERTIBLE NON-VOTING PREFERRED STOCK

The Series B Convertible Non-Voting Preferred Stock shall be convertible into such number of shares of Common Stock as is determined as follows:

(a) At the option of the holder, anytime prior to February 21, 2001, by dividing $2,000,000 by the average of the closing prices per share of the Common Stock on the Nasdaq National Market (or any other national securities exchange on which the Common Stock is then traded) for the 30 consecutive trading days ending on the trading day immediately preceding the date of such conversion (the "Average Closing Price"), or

(b) Unless converted earlier pursuant to (a) above, the outstanding Series B Convertible Non-Voting Preferred Stock shall automatically convert on the date (the "Automatic Conversion Date") that is the earlier of (i) February 21, 2001, or (ii) the date of the closing of a "Change of Control", as defined in the agreement, in the following manner:

     (x) in the event that candidate selection approval is achieved for a collaboration compound under the collaboration agreement between Eli Lilly and the Company prior to the Automatic Conversion Date - by dividing $2,000,000 by the Average Closing Price, or

     (y) in the event that candidate selection approval is not achieved for a collaboration compound under the collaboration agreement between Eli Lilly and the Company prior to the Automatic Conversion Date - by dividing $5,000,000 by the Average Closing Price.

Notwithstanding the foregoing, (1) in no event will the total number of shares of Common Stock beneficially owned by the holder of the Series B Convertible Non-Voting Preferred Stock upon conversion of the Series B Convertible Non-Voting Preferred Stock exceed 15% of the Common Stock then outstanding, and
(2) the Company will not be obligated to issue upon conversion of the Series B Convertible Non-Voting Preferred Stock a number of shares of Common Stock representing more than 19.9% of the Common Stock outstanding on the date that the first share of Series B Convertible Non-Voting Preferred Stock was issued if such issuance would constitute a violation of the Company's obligations under the rules or regulations of the Nasdaq National Market (or any other national securities exchange on which the Company's Common Stock is then traded).

7.   NET LOSS PER COMMON SHARE

For all periods presented, both basic and diluted loss per common share are computed based on the weighted average number of shares of Common Stock outstanding during the period. Stock options and conversion of the Series B Convertible Non-Voting Preferred Stock, could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted loss per share as their effect is antidilutive for the periods presented. Common share equivalents that would have been included in the computation of diluted loss per common share if they were not antidilutive totaled 494,700, and 596,260 for the three months ended June 30, 1999 and June 30, 1998, respectively, and 423,020, and 576,646 for the six months ended June 30, 1999 and June 30 1998, respectively.

8.   SUBSEQUENT EVENTS

In July 1999, SIBIA entered into an agreement with Pharmacia & Upjohn Company. Under the agreement, the Company licensed to Pharmacia & Upjohn non-exclusive rights to use its patented transcription-based assay technology. SIBIA will receive annual maintenance payments as well as royalties on the sales of any products identified using the licensed technology.

In August 1999, SIBIA entered into a non-exclusive license agreement for its transcription-based assay patent portfolio with Glaxo Wellcome. The agreement grants Glaxo Wellcome and its affiliates a fully paid-up, worldwide license to certain patents in the Company's transcription-based assay patent portfolio. Glaxo Wellcome also has the option of obtaining a fully paid-up license to two additional patents at the conclusion of certain proceedings. Under the terms of the agreement, SIBIA will receive an up-front payment and additional payments should Glaxo Wellcome exercise its options.

The initial Phase 2 clinical trials of the Company's compound SIB-1508Y for Parkinson's disease were completed in July 1999. SIB-1508Y did not demonstrate statistically significant improvement relative to placebo. However SIB-1508Y did show improvement relative to baseline status in certain motor and cognitive measures as well as dose tolerability. The Company believes that further studies are warranted, and the Company expects that any future clinical studies will be carried out by a collaborative partner.

The Phase 2 clinical trial of SIB-1553A for Alzheimer's disease is expected to be completed during the third quarter of 1999.

On August 2, 1999, the Company and Merck & Co., Inc. announced that they have entered into a definitive agreement under which Merck will acquire SIBIA for $8.50 per share in cash. Merck commenced a tender offer for the outstanding SIBIA shares on or about August 6, 1999.



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

RESULTS OF OPERATIONS

Revenue

The Company had total revenue of $4,221,000 and $6,736,000 for the three- and six-month periods ended June 30, 1999, compared with $2,361,000 and $3,895,000, respectively, for the same periods in 1998. The increase in the comparable three-month periods was due primarily to the signing of non-exclusive license agreements with SmithKline Beecham and American Home Products to use the Company's patented transcription-based assay technology ("TBA") and the initial revenues from the collaborative agreement with Eli Lilly and Company. This increase was partially offset by decreases in revenue from collaborative research programs with Novartis AG and Bristol-Meyers Squibb and a decrease in revenue generated from various studies performed for Meiji Seika Kaisha. The net increase in the comparable six-month periods was also due to the foregoing and the signing of an additional TBA license agreement with Bristol-Meyers Squibb.


Expenses

Research and development expenses decreased to $3,951,000 for the second quarter and $8,453,000 for the six-month period ended June 30, 1999 from $4,514,000 and $9,310,000, respectively, for the same periods in 1998. The decrease in research and development expenses for the comparable periods was primarily due to reduced costs associated with the clinical studies for the Company's two lead drug candidates SIB-1508Y and SIB-1553A.

General and administrative expenses decreased to $1,045,000 for the second quarter and $2,220,000 for the six-month period ended June 30, 1999 from $1,586,000 and $3,077,000, respectively, for the same periods in 1998. The decrease in general and administrative expenses in the comparable three- and six-month periods was due primarily to reduced expenditures from legal expenses related to patent litigation.

Other Income

Other income decreased to $276,000 for the three-month period ended June 30, 1999 and $598,000 for the six-month period ended June 30, 1999 from $1,288,000 and $1,989,000, respectively, for the same periods in 1998. The decrease in other income in the comparable three- and six-month periods was due primarily to a decrease of interest income as a result of lower average cash and investment balances carried in 1999 and a decrease of gains from the sale of investment securities.

Liquidity and Capital Resources

Cash and cash equivalents and investment securities were approximately $17,187,000 at December 31, 1998 as compared to $18,588,000 at June 30, 1999.
This increase was primarily attributable to increased license revenues and an equity investment.

To date, the Company has financed its operations primarily through equity financings, research contracts (generally conducted on a best efforts basis), and license and royalty revenues. Since 1991, the Company has received approximately $46,775,000 in net proceeds from the sale of Convertible Preferred Stock and Common Stock to investors and collaborative partners and approximately $61,715,000 in contract, license, and royalty revenue. As of June 30, 1999, the Company had an accumulated deficit of approximately $48,432,000.

The Company is entitled to receive additional payments under its collaborative agreements in the form of contract revenue, milestone payments, if milestones are achieved, and royalties, if products are commercialized. The Company currently receives ongoing collaborative research funding from Eli Lilly. The collaboration with Eli Lilly has a minimum initial term of two years, although it may be terminated earlier upon change in control of the Company. Under its license agreements, the Company is also entitled to receive annual maintenance payments as well as royalties on the sales of any products identified using the licensed technology. In August 1999, the Bristol-Meyers Squibb collaborative research funding was terminated.

The Company leases laboratory and office facilities under an agreement expiring on December 31, 2001. The average minimum annual payment under the lease is approximately $1,518,000, before consideration of sublease income. The Company believes that its present facility will be adequate to conduct its research activities through December 2001. Management believes that it should be able to secure additional space at commercially reasonable rates, if necessary. The Company has an option to extend its lease for an additional five years. Since 1991, the Company has invested $6,392,000 in property and equipment. Included within this amount is $5,052,000 of equipment under capital leases.

The Company anticipates that the cash, cash equivalents and investment securities balance of $18,588,000 as of June 30, 1999 will be used to support continued research and development of its technologies and fund other general and administrative expenditures and will be sufficient to maintain operations through mid-2000. However, the Company expects to incur substantial research and development expenses including continued increases in personnel costs and costs related to the continued expansion of its drug discovery platforms and pre-clinical testing and early stage clinical trials. The Company's future capital needs will be dependent upon many factors, including progress in its research and development activities, the magnitude and scope of these activities, progress with pre-clinical and clinical trials, the cost of preparing, filing, prosecuting, maintaining, defending and enforcing patent claims and other intellectual property rights, competing technological and market developments, changes in or terminations of existing collaborative arrangements, the establishment of additional licensing and/or collaborative arrangements, and the cost of manufacturing scale-up and development of marketing activities, if undertaken by the Company.

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


Year 2000

As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during, or after the year 2000. As a result, internal systems of the Company and its suppliers and vendors are at risk for possible miscalculations or systems failures causing disruptions in their business operations. This is commonly known as the Year 2000 ("Y2K") issue.

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

The Company has completed the identification, assignment, and assessment phases for all material Y2K issues. The Company has completed the repair and/or the replacement, including compliance confirmation by third parties, for approximately 80% of the identified items. The repair or replacement and testing of the remaining items is currently underway with various expected completion dates through the fourth quarter of 1999. The Company currently plans to complete a contingency plan during the fourth quarter for any systems or third party vendors not expected to be Y2K compliant by December 31, 1999.

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

The failure to correct a material Y2K issue could result in an interruption in, or a failure of, the Company's business as usual. Due to the general uncertainty inherent in the Y2K issue, resulting in part from the uncertainty of the Y2K readiness of third-party suppliers and service providers, the Company is unable to determine at this time whether the consequences of Y2K failures will have a material impact on the Company's results of operations, liquidity and financial condition. The Company's Y2K Program is expected to significantly reduce the Company's level of uncertainty about the Y2K issue and, in particular, about the Y2K readiness of its suppliers and service providers. The Company believes that with the completion of the Y2K program as scheduled, the possibility of significant interruptions of normal operations will be greatly reduced.

The most likely worst case Y2K scenario facing the Company involves third-party vendors of utility services who fail to adequately address their own Y2K issues. The Company has begun to identify alternative solutions to deal with problems associated with utility failures, and we hope to have contingency plans finalized in the fourth quarter of 1999.

 The estimated timing of completion of these efforts is a forward-looking statement that involves risk and uncertainties, including the risk that such efforts will not adequately address such Y2K problems and that, as a result, the Company's business will be adversely affected.


ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

          Not Applicable.

PART II. OTHER INFORMATION


ITEM 1.     Legal Proceedings:

a. Cadus Pharmaceutical Corporation. On July 9, 1996, the Company filed an action for patent infringement against Cadus Pharmaceutical Corporation ("Cadus") in the United States District Court for the Southern District of California. The complaint asserted that Cadus' assay technology infringed the Company's United States Patent No. 5,401,629 (the `629 Patent"). In the complaint, the Company sought damages in an unspecified amount and injunctive relief.

In November 1998, the case proceeded to trial over the Company's claim of infringement and Cadus' counterclaims of invalidity, unenforceability and non-infringement of the `629 Patent. On December 18, 1998, the jury returned a verdict in favor of the Company, finding that the '629 Patent is valid and enforceable and awarding the Company damages in the amount of $18 million for Cadus' infringement. On January 29, 1999, the Court granted the Company's request for a permanent injunction preventing Cadus, and all persons acting in concert or otherwise participating with Cadus, from practicing the methods claimed in the '629 Patent. On March 10, 1999, the Court confirmed the jury's verdict in all respects and entered judgment in favor of the Company. Cadus filed a notice of appeal from the judgment on March 25, 1999.

The Company has recently been notified that the Patent & Trademark Office has granted requests for reexamination of the '629 Patent. The Company's management intends to vigorously defend the '629 Patent in that proceeding.

b. Pfizer, Inc. On May 5, 1999, Pfizer, Inc. ("Pfizer") filed an action for declaratory relief against the Company in the United States District Court for the District of Delaware. The complaint purports to seek a judgment regarding the Company's '629 Patent and United States Patent No. 5,436,128 that Pfizer does not infringe and the patents are invalid and/or unenforceable. On May 27, 1999, the Company filed a counterclaim against Pfizer alleging that Pfizer infringes the `629 patent and seeking damages and injunctive relief.

The Company's management does not believe that the Pfizer complaint is meritorious and intends to prosecute its claim of infringement.


ITEM 2.     Changes in Securities and Use of Proceeds:

In May 1999, the Company issued one share of Series B Convertible Non-Voting Preferred Stock priced at $5,000,000 per share to Eli Lilly and Company. Such share is convertible into such number of shares of Common Stock as is determined as follows:

(a) At the option of the holder, anytime prior to February 21, 2001, by dividing $2,000,000 by the average of the closing prices per share of the Common Stock on the Nasdaq National Market (or any other national securities exchange on which the Common Stock is then traded) for the 30 consecutive trading days ending on the trading day immediately preceding the date of such conversion (the "Average Closing Price"), or

(b) Unless converted earlier pursuant to (a) above, the outstanding Series B Preferred Stock shall automatically convert on the date (the "Automatic Conversion Date") that is the earlier of (i) February 21, 2001, or (ii) the date of the closing of a "Change of Control," as defined in the Agreement, in the following manner:

     (x) in the event that candidate selection approval is achieved for a collaboration compound under the collaboration agreement between Eli Lilly and the Company prior to the Automatic Conversion Date, by dividing $2,000,000 by the Average Closing Price, or

     (y) in the event that candidate selection approval is not achieved for a collaboration compound under the collaboration agreement between Eli Lilly and the Company prior to the Automatic Conversion Date, by dividing $5,000,000 by the Average Closing Price.

Notwithstanding the foregoing, (1) in no event will the total number of shares of Common Stock beneficially owned by the holder of the Series B Convertible Non-Voting Preferred Stock upon conversion of the Series B Convertible Non-Voting Preferred Stock exceed 15% of the Common Stock then outstanding, and
(2) the Company will not be obligated to issue upon conversion of the Series B Convertible Non-Voting Preferred Stock a number of shares of Common Stock representing more than 19.9% of the Common Stock outstanding on the date that the first share of Series B Convertible Non-Voting Preferred Stock was issued if such issuance would constitute a violation of the Company's obligations under the rules or regulations of the Nasdaq National Market (or any other national securities exchange on which the Company's Common Stock is then traded).

The Company has agreed to file a registration statement covering the re-sale of the shares of Common Stock underlying the Series B Convertible Non-Voting Preferred Stock. The Company intends to use the proceeds from the sale of the Series B Convertible Non-Voting Preferred Stock to fund operations.

The sale and issuance of the Series B Convertible Non-Voting Preferred Stock in the transaction described in the foregoing paragraph was deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Regulation D promulgated under such Act. Eli Lilly represented its intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificate issued in the transaction. Eli Lilly represented that it received adequate information about the Company.


ITEM 3.     Defaults Upon Senior Securities:

            None.

ITEM 4.     Submission of Matters to a Vote of Security Holders:

            (a) The Company held its Annual Meeting of Stockholders on May 26, 1999.

            (b) One director was elected to serve for a term of three years ending at the 2002 annual meeting:

                                                FOR              WITHHELD
                                                ---              --------
                Dr. James D. Watson          8,050,836           512,981


             In addition to the above director elected at the 1999 annual meeting, the following directors will continue in office:

                              Stanley T. Crooke, M.D., Ph.D.
                              Jeffrey F. McKelvy, Ph.D.
                              William R. Miller
                              William T. Comer, Ph.D.
                              Gunnar Ekdahl

            (c) The following items were approved at the Annual Meeting:

                    (1) The amendment of the Company's 1996 Equity Incentive Plan, to increase the aggregate number of shares of common stock authorized for issuance under the Plan from 1,513,141 shares to 2,513,141. The total votes for, against, abstained, and broker non-votes were 5,069,098, 1,167,776, 1,951, and 2,324,992, respectively.

                    (2) The selection of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending December 31, 1999. The total votes for, against, and abstained were 8,542,334, 21,232, and 251, respectively. There were no broker non-votes.


ITEM 5.     Other Information:

            Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 2000 annual meeting of stockholders must provide specified information to the Company not later than the close of business on December 16, 1999 unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended.

ITEM 6.     Exhibits and Reports on Form 8-K:

            (a)     Exhibits

                    4.3 Stock Purchase Agreement dated May 25, 1999 between Registrant and Eli Lilly and Company ("Lilly"). *

                    10.42 Collaboration Agreement dated May 25, 1999 between Registrant and Lilly. *

                    27.1 Financial Data Schedule. (Exhibit 27 is submitted as an exhibit in the electronic format of this Quarterly Report on Form 10-Q submitted to the Securities and Exchange Commission.)

            (b)     Reports on Form 8-K

                    None.






                    * Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed in its behalf by the undersigned thereunto duly authorized.





                                    SIBIA Neurosciences, Inc.



Date:   August 16, 1999             By: /s/ THOMAS A. REED
     ------------------------          ----------------------------
                                       Thomas A. Reed
                                       Vice President, Finance & Administration,
                                       and Chief Financial Officer
                                       (on behalf of the registrant and as the
                                       registrant's principal financial officer)